Form 10-K
period 1993-12-31
BALCOR PENSION INVESTORS V
filed 1994-03-31
CIK 732350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

Commission file number 0-13233

                           BALCOR PENSION INVESTORS-V
             (Exact name of registrant as specified in its charter)


           Illinois                                      36-3254673
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (708) 677-2900

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X . No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

                                     PART I

Item 1. Business

Balcor Pension Investors-V (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $219,652,500 from sales of Limited Partnership Interests. The Registrant's operations currently consist of investment in wrap-around mortgage loans and first mortgage loans and, to a lesser extent, other junior mortgage loans. The Registrant is also currently operating eight properties acquired through foreclosure. All information included in this report relates to this industry segment.

The Registrant originally funded a net of thirty-four loans. During 1993, two of these loans were prepaid in full, and prior to 1993, sixteen of these loans were prepaid in full, two were partially prepaid and one was partially prepaid and partially written-off. A portion of the Mortgage Reductions generated by the prepayments was reinvested by the Registrant in five mortgage loans and an additional funding on an existing loan, and a portion was distributed to Limited Partners. The remainder was added to the Registrant's working capital reserves. The Registrant acquired three properties through foreclosure during 1993 and six in prior years, one of which was subsequently sold. The Registrant also reclassified a loan as an investment in joint venture - affiliate in prior years. As of December 31, 1993, the Registrant has eleven loans in its investment portfolio, an investment in joint venture - affiliate and owns the eight properties described under Item 2. Properties.

As a result of the current weak real estate markets in certain cities and regions of the country, certain borrowers have requested that the Registrant allow prepayment of mortgage loans. The General Partner considers each of these requests individually and may allow prepayments in certain cases. In addition, certain borrowers have failed to make payments when due to the Registrant for more than ninety days and, accordingly, these loans have been placed on non-accrual status (income is recorded only as cash payments are received). The General Partner has negotiated with some of these borrowers regarding modifications of the loan terms and has instituted foreclosure proceedings under certain circumstances. Such foreclosure proceedings may be delayed by factors beyond the General Partner's control such as bankruptcy filings by borrowers and state law procedures regarding foreclosures.

In addition, certain loans made by the Registrant have been restructured to defer and/or reduce interest payments where the properties collateralizing the loans were generating insufficient cash flow to support property operations and debt service. In the case of most loan restructurings, the Registrant receives concessions, such as increased participations or additional interest accruals, in return for modifications, such as deferral or reduction in basic interest payments. There can be no assurance, however, that the Registrant will receive actual benefits from the concessions.

As of December 31, 1993, the 45 West 45th Street, Fairview Plaza I and II, Springwells and Villa Medici loans had been placed on non-accrual status and, except Fairview Plaza I and II, are also classified in substantive foreclosure. The funds advanced by the Registrant for these four loans totaled approximately $23,830,000, representing approximately 12% of original funds advanced.

Mortgage loans are subject to the risk of default, in which event the Registrant has the added responsibility of foreclosing and protecting its investment. As of December 31, 1993, the Registrant had acquired nine properties through foreclosure, one of which has been sold. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The properties owned at December 31, 1993 represent approximately 35% of original funds advanced.

The first mortgage loan collateralized by the Villa Medici Apartments, located in Overland Park, Kansas and the junior mortgage loans collateralized by the Springwells Park Apartments, located in Dearborn, Michigan, were placed in default by the Registrant. The borrowers each filed for protection under the U.S. Bankruptcy Code. See Item 3. Legal Proceedings for additional information.

In March 1993, the borrower of the wrap-around mortgage loan collateralized by Valley West Shopping Center prepaid the loan in full, and in April 1993, the Registant received a settlement for the remaining amount owed on the Lake Worth Mobile Home Park loan. See Item 7. Liquidity and Capital Resources for additional information.

During 1993, the Registrant made successful bids at foreclosure sales for the Plantation, Granada and Waldengreen apartment complexes. The Plantation and Granada apartment complexes were acquired subject to the existing underlying mortgage loans, both of which matured and were repaid during 1993. See Item 7. Liquidity and Capital Resources for additional information.

In July 1993, the Registrant purchased the first mortgage loan collateralized by the Waldengreen Apartments, leaving the Registrant with the senior lien on the property, which was subsequently acquired at a foreclosure sale during September 1993. Additionally, in February 1994, the Registrant prepaid the underlying mortgage loan collateralized by The Glades on Ulmerton Apartments. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant and three affiliated partnerships (together, the "Participants"), previously funded a $23,000,000 loan to 45 West 45th Street Office Building, New York, New York (the "Property"), of which the Registrant's share is $5,000,000 (approximately 22%). In September 1991, the loan was placed in default. Pursuant to a cash management agreement entered into between the Participants and the borrower, cash flow from property operations is received by the Participants and recognized as interest income. In May 1993, the Participants cashed a letter of credit which provided partial collateral for the loan, of which the Registrant's share was approximately $105,000. The Participants intend to file foreclosure proceedings during 1994.

Extensive repairs were undertaken at The Glades on Ulmerton apartment complex due to severe roof leaks which damaged apartment floors and walls and rendered many of the apartments uninhabitable. Non-recurring repair and maintenance expenditures were incurred at the property totaling approximately $458,000 during 1992 and $1,172,000 during 1993. These repairs were completed during the fourth quarter of 1993. As of December 31, 1993, the property occupancy rate had increased to 95%.

During February 1994, the Seven Trails West Apartments loan matured and was subsequently placed in default when the borrower failed to pay the amounts due to the Registrant. The General Partner is currently negotiating an extension of this loan. See Item 7. Liquidity and Capital Resources for additional information.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other long-term investments. For this reason and based upon past loss experience for similar loans and prevailing economic conditions in the market in which the collateral properties are located, the Registrant has established allowances for potential losses on loans, loans in substantive foreclosure and real estate held for sale in the amount of $5,957,614, $1,200,000 and $6,055,000, respectively. Such allowances may be adjusted from time to time based on prevailing economic conditions and the General Partner's analysis of the specific loans and real estate in the Registrant's portfolio.

The officers and employees of Balcor Mortgage Advisors-V, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has 40 full-time and 4 part-time employees engaged in its operations.

Item 2. Properties

As of December 31, 1993, the Registrant owns the eight properties described below:

Location                      Description of Property

Dallas, Texas                 Comerica Plaza: two four-story office buildings
                              containing approximately 113,000 square feet.

Tampa, Florida                Granada Apartments: a 110-unit apartment complex
                              located on approximately 8 acres.

Arlington, Texas              Huntington Meadows: a 250-unit apartment complex
                              located on approximately 11.4 acres.

Alameda County, California    International Teleport: a two-story office
                              building containing approximately 120,000 square feet.

Temple Terrace, Florida       Plantation Apartments: a 126-unit apartment
                              complex located on approximately 7.9 acres.

Largo, Florida                The Glades on Ulmerton: a 304-unit apartment
                              complex located on approximately 18.3 acres.

Lakewood, Colorado            Union Tower: a fourteen-story office building
                              containing approximately 196,000 square feet.

Orlando, Florida              Waldengreen Apartments: a 276-unit apartment
                              complex located on approximately 15 acres.

The Registrant also holds a minority joint venture interest in the Whispering Hills Apartments located in Overland Park, Kansas.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding these properties.

Item 3.  Legal Proceedings

(a & b)  Williams proposed class action

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.: 90-C-0726 (U. S. District Court, Northern District of Illinois) against the Registrant, the General Partner, The Balcor Company, Shearson Lehman Hutton, Inc., American Express Company, other affiliates, and seven affiliated limited partnerships (the "Related Partnerships") as defendants. Several parties have since been joined as additional named plaintiffs. The complaint alleges that the defendants violated Federal securities laws with regard to the adequacy and accuracy of disclosure of information in respect of the offering of limited partnership interests of the Registrant and the Related Partnerships and also alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants filed their answer, affirmative defenses and a counterclaim to the complaint. The defendants' counterclaim asserts claims of fraud and breach of warranty against plaintiffs, as well as a request for declaratory relief regarding certain defendants' rights under their partnership agreements to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover damages to their reputations and business as well as costs and attorneys' fees in defending against the claims brought by plaintiffs.

In May 1993, the Court issued an opinion and order denying the plaintiffs' motion for class certification based in part on the inadequacy of the individual plaintiffs representing the proposed class. Further, the Court granted defendants' motion for sanctions and ordered that plaintiffs' counsel pay the defendants' attorneys fees incurred with the class certification motion. The defendants have filed a petition for reimbursement of their fees and costs from plaintiffs' counsel, which remains pending.

A motion filed by the plaintiffs is currently pending seeking to dismiss the defendants' counterclaim for fraud. In July 1993, the Court gave the plaintiffs leave to retain new counsel. In September 1993, the plaintiffs retained new counsel and filed a new amended complaint and motion for class certification which named three new class representatives. The defendants have conducted discovery with respect to the new representatives and, on February 16, 1994, filed a response to the plaintiffs' latest motion for class certification. The motion is expected to be briefed by March 30, 1994.

The defendants intend to continue vigorously contesting this action. As of this time, no plaintiff class has been certified. Management of each of the defendants believes they have meritorious defenses to contest the claims.

Whispering Hills Apartments

Balcor Mortgage Advisors, Inc. ("BMA"), acting as nominee for the Registrant and an affiliate (together, the "Participants"), previously funded a $15,700,000 first mortgage loan (the "Loan") to three individuals (jointly, the "Borrower"), collateralized by a first mortgage on the Whispering Hills Apartments, Overland Park, Kansas. The Registrant funded $3,925,000 (25%) of the Loan.

In March 1988, the Borrower filed suit against the entities from whom they bought the property (the "Seller"), alleging negligence, breach of warranty and fraudulent misrepresentation arising from construction defects at the property, and requesting either monetary damages or rescission of the Borrower's purchase of the property (the "Construction Case"). During May 1988, BMA intervened in the Construction Case and asserted claims for damages. In January 1992, the Court awarded BMA and the Borrower $4,586,844 and $3,897,522, respectively, but did not order rescission of the property. The Seller appealed the Court's decision and, additionally, in April 1992, the Seller and its general partner each filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of California, In re Catwil Corporation (Case No.: 92-91348) and In re Sixty-Ninth Street Associates (Case No.:92-91349) (together, the "Bankruptcy Case"). Due to these bankruptcy proceedings, the Participants have been unable to collect on the judgment and have filed a proof of claim in the Bankruptcy Case.

In October 1989, two insurance carriers for the Seller filed a petition for declaratory judgment (the "Insurance Case") in the District Court of Johnson County, Kansas, Civil Court Department, Case No. 89-C-11370, Industrial Indemnity Insurance Company, et al. v. Catwil Corporation, et al., claiming no obligation to pay any portion of the judgment in the Construction Case. BMA and the Borrower intervened in this action and filed a motion for summary judgment against the insurance companies which was granted in part in February 1993. In December 1993, BMA and the Borrower reached a settlement with the insurance companies pursuant to which one of them will pay BMA and the Borrower a total of $1,000,000. As part of the settlement, the Participants and the Borrower have agreed to dismiss the Construction Case and withdraw their claims in the Bankruptcy Case. The settlement is subject to the approval of the Bankruptcy Court and is expected to be finalized during the second quarter of 1994. The entire $1,000,000 settlement will be paid to BMA, and applied to the outstanding amount due under the Loan.

Additionally, in December 1991, BMA and the Borrower filed a suit against the Seller and additional related parties, in the Superior Court of California, San Joaquin County, Balcor Mortgage Advisors, Inc., et al. vs. Sixty Ninth Street Associates, et. al. Case No. 239584, alleging fraudulent transfers of assets and seeking $2,000,000 in compensatory damages, a return of the improperly transferred funds, punitive damages and costs. In November 1993, BMA and the Borrower entered into a settlement agreement with the defendants whereby the defendants paid BMA the sum of $125,000 in full satisfaction of BMA's claims against them, and the case was dismissed. This amount was applied to the amount due under the Loan.

Villa Medici Apartments

The Registrant previously funded a $10,850,000 loan ("Loan") to Wiston XXIV Limited Partnership (the "Borrower"), collateralized by a first mortgage on Villa Medici Apartments. In February 1991, the Loan was placed in default. In March 1991, the Borrower filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Kansas, In re Wiston XXIV Limited Partnership (Case No.: 91-40410-11). The Registrant filed a motion to proceed with a foreclosure of the property, which was granted by
the Bankruptcy Court.   In October 1992, the Registrant commenced foreclosure
proceedings against the Borrower in the District Court of Johnson County, Kansas, Balcor Pension Investors-V vs. Wiston XXIV Limited Partnership, et al., Case No. 92-C-11570, and a receiver was appointed by the court to manage the property. In April 1993, the Bankruptcy Court denied confirmation of the borrower's plan of reorganization and the borrower appealed. Subsequently, the Bankruptcy Court issued an order preventing the Registrant from proceeding with the foreclosure action while the appeal is pending. A ruling on the appeal is not expected until the latter half of 1994.

Additionally, in November 1991, the Registrant filed an action against the general partners of the Borrower ("Principals"), for misappropriation of property funds, in the Circuit Court of Cook County, Illinois, Balcor Pension Investors-V v. Robert L. Thompson and Wiston Management, Inc., (Case No.: 91 L 18444). Pursuant to a court order, the Registrant received the amount initially sought and is now receiving net cash flow from the property on a current basis. The Registrant continues to review materials to determine whether all property funds are accounted for.

Springwells Park Apartments

In April 1985, the Registrant funded a $12,500,000 loan collateralized by a first mortgage on Springwells Park Apartments (the "Property"). Upon the partial repayment of the loan in 1990, the Registrant received three promissory notes evidencing the remaining balance of $3,300,000. In February 1993, one of the notes, in the amount of $2,300,000 which is collateralized by a second mortgage on the Property, was placed in default and, in May 1993, the Registrant commenced foreclosure proceedings in the Circuit Court of Wayne County, Michigan, Balcor Pension Investors-V vs. Springwells Properties Limited Partnership, et. al., Case No.: 93-313288CH, and filed a claim against the borrower and a principal of the borrower (the "Guarantor") to enforce a guarantee by the Guarantor. In May 1993, the borrower filed a counterclaim against the Registrant alleging lender liability claims and requesting unspecified damages. The terms of the Registrant's note require the consent of the new first mortgage holder prior to a foreclosure of the Property by the Registrant. The first mortgage holder would not grant its consent, and as a result, in July 1993, the Registrant withdrew its request for foreclosure and the appointment of a receiver. However, the complaint filed on the guarantee was not released and the Registrant continues to pursue the Guarantor under the $2,300,000 note. Proceedings on these matters continue and are in the discovery phase.

The new first mortgage holder commenced non-judicial foreclosure proceedings in October 1993. On December 6, 1993, the borrower filed for protection under Chapter 11 of the U.S. Bankruptcy Code (In re Springwell Properties Limited Partnership, U.S. Bankruptcy Court for the Eastern District of Michigan, Case
No.: 93-53186-G). The new first mortgage holder has filed a motion to lift the stay imposed by the bankruptcy court on the foreclosure proceedings. No hearing on this motion has been scheduled at this time.

The remaining two notes held by the Registrant aggregate approximately $700,000. The Registrant commenced litigation in November 1992 against the Guarantor under these two notes, which are collateralized by a second mortgage on other real property owned by an affiliate of the borrower ("Affiliate") and which have been in default since 1990, to enforce a guarantee by the Guarantor (Balcor Pension Investors-V vs. Springwell Properties Limited Partnership and Anthony S. Brown, Circuit Court of Cook County, Case No.: 92-L-13994). This litigation is currently in the discovery phase.

The Affiliate then filed for protection in March 1993, under Chapter 11 of the U.S. Bankruptcy Code (In re Aspen Hotel Partners Limited Partnership, U.S. Bankruptcy Court for the Eastern District of Michigan, Case No.: 93-42354). The Registrant has filed a proof of claim in this case. In February 1994, a plan of reorganization was confirmed by the court. The Registrant received $45,000 in February 1994, and is scheduled to receive $55,000 by May 1, 1994. Upon receipt of this payment, the Registrant will release the notes and its lien on this parcel of property. This settlement will have no impact, however, on the other cases described above.

Item 4.  Submission of Matters to a Vote of Security Holders

(a, b,
 c & d) No matters were submitted to a vote of the Limited Partners of the Registrant during 1993.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partner's Capital and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1993, the number of record holders of Limited Partnership Interests of the Registrant was 41,645.

Item 6. Selected Financial Data

                                      Year ended December 31,
                       1993        1992        1991        1990        1989
Net interest
  income on loans
  receivable       $10,736,753 $10,625,873 $10,505,134 $12,098,301 $13,490,294
Income from  operations of
  real estate held
  for sale           1,845,385   1,815,619   2,928,056   1,587,139   1,565,534
Provision for po-
  tential losses on
  loans, real estate
  and accrued inter-
  est receivable     8,055,000   4,000,000   5,749,082   5,500,000   4,000,000
Interest on short-
  term investments     928,837     935,793   1,413,189   2,874,943   2,040,460
Administrative
  expenses           1,494,536   1,351,578   1,163,259     683,714     643,494
Net income          10,335,746   7,982,124   8,022,644   9,921,710  11,993,388
Net income per
  Limited Partner-
  ship Interest          21.17       16.35       16.44       20.33       24.57
Cash and cash
  equivalents       23,623,906  24,859,520  19,611,150  29,469,908  28,506,412
Net investment in
  loans receivable  38,952,112  53,961,219  75,462,395  97,371,771 124,405,045
Loans in substan-
  tive foreclosure  11,548,672  22,100,734  15,361,590  17,485,030  24,909,686
Real estate held
  for sale          41,430,697  37,121,109  42,699,025  35,024,205  20,541,371
Investment in
  joint venture -
  affiliate          3,222,981   3,222,705   2,964,048   2,213,075   1,794,646
Total assets       120,700,542 144,257,526 158,402,349 167,064,706 178,283,565
Distributions to
  Limited Partners  28,664,651  14,277,412  21,635,771  24,381,428  22,887,790
Distributions per
  Limited Partner-
  ship Interest          65.25       32.50       49.25       55.50       52.10
Number of loans             11          15          18          20          22
Properties owned             8           6           5           4           3

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans and first mortgage loans and, to a lesser extent, other junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund a net of thirty-four loans. Currently, there are eleven loans outstanding in the Partnership's portfolio, and the Partnership is operating eight properties acquired through foreclosure and one investment in a joint venture with an affiliate.

Operations

Summary of Operations

In March 1993, the borrower of the wrap-around mortgage collateralized by the Valley West Shopping Center prepaid the loan in full. In connection with this prepayment, the Partnership received additional interest and participation income of $7,910,750. As a result, net income increased during 1993 as compared to 1992. However, the provision for potential losses on loans and real estate increased during 1993 to provide for further declines in the fair value of certain properties in the Partnership's portfolio, which partially offset the increase in net income.
During 1992, the provision for potential losses on loans, real estate and accrued interest receivable declined as compared to 1991. This was partially offset by a decrease in income from operations of real estate held for sale resulting primarily from the sale of the Northland Park Industrial building in January 1992, which had generated significant income from operations during 1991, and the acquisition of The Glades on Ulmerton apartment complex through foreclosure in December 1991, which was generating a significant deficit after debt service payments. Further discussion of the Partnership's operations is summarized below.

1993 Compared to 1992

Interest income on loans receivable decreased during 1993 as compared to 1992 as a result of a decrease in the total amount of loans outstanding, due to the foreclosure on the International Teleport office building in October 1992, and the prepayment of the Imperial Gardens loan in December 1992, the Valley West loan in March 1993 and the Lake Worth loan in April 1993. This was partially offset by additional interest income received as a result of the Valley West and Lake Worth loan prepayments. The Partnership also received significant participation income from the Valley West loan prepayment in 1993. Interest expense on loans payable decreased during 1993 as compared to 1992 due to the prepayment of the Valley West loan and the concurrent repayment of the underlying mortgage loan.

The Partnership's four non-accrual loans at December 31, 1993 are collateralized by the 45 West 45th Street Office Building located in New York, New York; Fairview Plaza I and II Office Building located in Charlotte, North Carolina; Villa Medici Apartments located in Overland Park, Kansas; and Springwells Park Apartments located in Dearborn, Michigan. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. The funds advanced by the Partnership for these non-accrual loans totaled approximately $23,830,000, representing approximately 12% of the original funds advanced. Certain of these non-accrual loans are collateralized by properties located in areas which are experiencing weak rental markets due to various factors, including adverse local economic conditions, which have resulted in declining rental and occupancy rates. The reduced cash flows from these properties have adversely affected the borrowers' abilities to make mortgage payments to the Partnership on a timely basis. During 1993, the Partnership received cash payments totaling approximately $1,771,000 of net interest income on these four loans. Under the terms of the original loan agreements, the Partnership would have received approximately $2,568,000 of net interest income during 1993. Of the loans on non-accrual status at December 31, 1993, those collateralized by the 45 West 45th Street Office Building, Springwells Park Apartments and Villa Medici Apartments are also classified in substantive foreclosure. Loans are classified in substantive foreclosure when a determination has been made that the borrower has little or no equity remaining in the collateral property in consideration of its current fair value, or the Partnership has taken certain actions which result in taking effective control of operations of the collateral property.

Income from operations of real estate held for sale represents net property operations generated by the eight properties the Partnership has acquired through foreclosure. These eight properties comprise approximately 35% of the Partnership's portfolio based on original funds advanced. The increase in income generated in 1993 resulting from the foreclosures of the International Teleport office building in 1992 and the Plantation, Granada and Waldengreen apartment complexes in 1993, was substantially offset by higher property operating expenses due to the repair and renovation program at The Glades on Ulmerton apartment complex and by higher leasing activity at the Union Tower office building.

The allowance for potential losses provides for potential loan losses and is based upon loan loss experience for similar loans and for the industry, upon prevailing economic conditions and the General Partner's analysis of specific loans in the Partnership's portfolio. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at December 31, 1993. The Partnership recognized a provision for potential losses of $2,000,000 for its loans during 1993. In addition, in 1993 a provision of $6,055,000 was recognized related to the Partnership's real estate held for sale to provide for further declines in the fair value of certain properties in the Partnership's portfolio.

As a result of the sale of the Northland Park Industrial building in January 1992, deferred expenses related to this property were fully amortized resulting in a decrease in amortization expense during 1993 as compared to 1992.

Due to the loan foreclosures and prepayments during 1992 and 1993, the total amount of loans outstanding decreased, resulting in decreased mortgage servicing fees during 1993 as compared to 1992.

Higher foreclosure related costs incurred during 1993 were the primary reason administrative expenses increased during 1993 as compared to 1992.

1992 Compared to 1991

Interest income on loans receivable decreased slightly during 1992 as compared to 1991. Decreased collections from certain of the loans currently on non-accrual status and decreased interest income as a result of the foreclosure of International Teleport in October 1992 were partially offset by the additional interest income received as a result of the prepayment on the Imperial Gardens loan in December 1992. The Partnership also received a prepayment premium in 1992 in connection with this loan. Interest expense on loans payable decreased primarily due to the reclassification of the interest expense related to The Glades on Ulmerton Apartments mortgage note payable to operations of real estate acquired through foreclosure beginning in December 1991. The Partnership's five non-accrual loans at December 31, 1992 were collateralized by the 45 West 45th Street and Fairview Plaza I and II office buildings and the Granada, Villa Medici and Waldengreen apartment complexes. The funds advanced by the Partnership for these non-accrual loans totaled approximately $30,425,000, representing approximately 16% of the original funds advanced. During the year ended December 31, 1992, the Partnership received cash payments totaling approximately $2,182,000 of net interest income on these five loans. Under the terms of the original loan agreements, the Partnership would have received approximately $3,724,000 of net interest income during the year ended December 31, 1992.

Of the loans on non-accrual status at December 31, 1992, the loans collateralized by the 45 West 45th Street Office Building and the Granada, Villa Medici and Waldengreen apartment complexes were classified in substantive foreclosure.

As a result of the sale of the Northland Park Industrial building in January 1992, which had generated significant income from operations during 1991, and the acquisition of The Glades on Ulmerton apartment complex through foreclosure in December 1991, which was generating a significant deficit after debt service payments, income from operations of real estate held for sale decreased during 1992 as compared to 1991. These decreases were partially offset by higher rental income at the Union Tower office building as a result of higher occupancy levels in 1992 as compared to 1991. In addition, the Partnership recognized a gain in 1992 in connection with the sale of the Northland Park Industrial building.

Primarily as a result of lower interest rates during 1992, interest income on short-term investments decreased during 1992 as compared to 1991.

The Partnership recognized a provision for potential losses of $4,000,000 for its loans and real estate during 1992.

As a result of the sale of the Northland Park Industrial building in January 1992, deferred expenses related to this property were fully amortized resulting in an increase in amortization expense during 1992 as compared to 1991.

As a result of higher legal expenses relating to the Partnership's loans in default and on non-accrual status, administrative expenses increased during 1992 as compared to 1991.

Participation in income of joint venture - affiliate represents the Partnership's 25% share of the income of the Whispering Hills Apartments. The property was vacant during 1990 and early 1991 while repairs were being made to the property. Leasing commenced in February 1991, and as of December 31, 1992, the property's occupancy rate had increased to 99%. Property operations during 1992 generated income as compared to a slight loss in 1991. In addition, the provision for potential losses related to the property was higher in 1992. The increase in the provision for potential losses resulted in decreased net income during 1992 as compared to 1991 which decrease was partially offset by improved property operations during 1992.

Liquidity and Capital Resources

The Partnership's cash flow provided by operating activities during 1993 was generated by additional interest and participation income received from the Valley West Shopping Center and the Lake Worth Mobile Home Park loan prepayments, interest income received from the Partnership's loans receivable and short-term investments, and cash flow from the operation of the Partnership's properties held for sale. This cash flow was partially offset by the payment of administrative expenses and mortgage servicing fees. This cash flow, as well as cash received from investing activities generated primarily from the prepayment on the Valley West Shopping Center loan, was mostly utilized for financing activities consisting of distributions to Limited Partners and the General Partner, the prepayment of the underlying mortgage loans on the Valley West Shopping Center and Plantation Apartments, and the purchase of the underlying mortgage loan on Waldengreen Apartments prior to acquisition of the property through foreclosure. As of December 31, 1993, the Partnership had undistributed Mortgage Reductions of approximately $13,513,000, which have been retained while the Partnership determines its working capital needs. The Partnership's cash or near cash position also fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month in the quarter as mortgage payments and cash flow from property operations are received.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant once it exceeds $250,000 annually or 20% of the property's rental and service income. Seven of the eight properties held by the Partnership at December 31, 1993, are generating positive cash flow, as compared to four of the five properties held by the Partnership at December 31, 1992. The Union Tower, Comerica Plaza and International Teleport office buildings and the Huntington Meadows, Plantation, Granada and Waldengreen apartment complexes have occupancy rates of 98%, 100%, 69%, 94%, 94%, 95% and 99% respectively, which, except for International Teleport which was foreclosed upon in October 1992, exceed the average occupancy rates in their respective markets. The average occupancy rate for office buildings in the Alameda, California area is approximately 81%. The General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

The General Partner is taking steps at the International Teleport office building to improve occupancy, which declined prior to the foreclosure by the Partnership due to the loss of several large tenants during 1992. The Glades on Ulmerton apartment complex, located in Largo, Florida, was acquired through foreclosure in December 1991 and generated a significant cash flow deficit after debt service payments during 1993 and 1992. The Partnership has completed a major repair and renovation program for the property aimed at arresting the deterioration of the property's value and improving the asset's performance. Approximately $1,172,000 and $458,000 was spent during 1993 and 1992, respectively, for non-recurring repair and maintenance expenditures which were completed during the fourth quarter of 1993. As of December 31, 1993, the property had an occupancy rate of 95% while the average occupancy rate for apartment complexes in the Largo, Florida area is 93%.

Because of the current weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions such as overbuilding and recessions in local economies and specific industry segments, certain borrowers have requested that the Partnership allow prepayment of mortgage loans. The Partnership has allowed some of these borrowers to prepay such loans, in some cases without assessing prepayment premiums, under circumstances where the General Partner believed that refusing to allow such prepayment would ultimately prove detrimental to the Partnership in light of the probable inability of the properties to generate sufficient revenues to keep loan payments current. In other cases, borrowers have requested prepayment in order to take advantage of lower available interest rates. In these cases, the General Partner evaluates the request for prepayment along with the market conditions on a case by case basis, and in some cases the Partnership collects substantial prepayment premiums.

In addition, certain borrowers have failed to make payments when due to the Partnership for more than ninety days and, accordingly, these loans have been placed on non-accrual status (income is recorded only as cash payments are received). The General Partner has negotiated with some of these borrowers regarding modifications of the loan terms and has instituted foreclosure proceedings under certain circumstances. Such foreclosure proceedings may be delayed by factors beyond the General Partner's control such as bankruptcy filings by borrowers and state law procedures regarding foreclosures. Further, certain loans made by the Partnership have been restructured to defer and/or reduce interest payments where the properties collateralizing the loans were generating insufficient cash flow to support property operations and debt service. In the case of most loan restructurings, the Partnership receives concessions, such as increased participations or additional interest accruals, in return for modifications, such as deferral or reduction of basic interest payments. There can be no assurance, however, that the Partnership will receive actual benefits from the concessions.

In March 1993, the Partnership made a successful bid for the Plantation Apartments at a foreclosure sale, and, in April 1993, received title to the property. As part of this transaction, the Partnership assumed the underlying mortgage note, and repaid this loan in full in August 1993. In addition, in June 1993, the Partnership made a successful bid for the Granada Apartments at a foreclosure sale and received title to the property. The underlying mortgage note of $9,220 was repaid in June 1993. Also, in September 1993, the Partnership made a successful bid for the Waldengreen Apartments at a foreclosure sale and received title to the property. See Note 7 of Notes to Financial Statements for additional information on all of these properties. In July 1993, the Partnership purchased the first mortgage loan collateralized by the Waldengreen Apartments, leaving the Partnership with a senior lien on the property. The purchase price was $2,269,702, comprised of the principal ($2,000,000) and accrued interest ($344,576) less the balance of the tax escrow held by the lender ($74,874).

In March 1993, the borrower of the wrap-around mortgage collateralized by Valley West Shopping Center located in West Des Moines, Iowa prepaid the loan in full in the amount of $21,834,548, comprised of the funds advanced on the loan ($10,472,551), accrued and unpaid interest thereon ($34,032), additional interest ($1,710,750), the amount representing the difference between the funds advanced by the Partnership and the outstanding principal balance due on the underlying loan ($3,417,215) and participation in the appreciation of the property ($6,200,000). The funds advanced by the Partnership represented the difference between the wrap-around loan receivable of $36,000,000 and the original balance of the underlying mortgage note payable of $25,527,449. The underlying mortgage note payable which had a current balance of $22,110,234 was also prepaid.

In April 1993, the Partnership received $3,150,000 from the borrower on the Lake Worth Mobile Home Park loan as settlement in full on amounts owed to the Partnership. In September 1989, the borrower had prepaid the original principal balance of the loan and a portion of the accrual interest. The Partnership also received a $5,000,000 second mortgage note from the borrower which represented additional accrual interest and prepayment premiums due at the prepayment date. The Partnership had previously recorded $1,000,000 of this note in the financial statements which represented the balance of accrual interest recognized prior to the date of the prepayment.

In December 1993, the Partnership purchased a 4.75 acre unimproved parcel of land adjacent to Granada Apartments in Tampa, Florida from unaffiliated parties for a purchase price of $52,873. The General Partner believes this parcel will enhance the sale potential of Granada Apartments.

In February 1994, the Seven Trails West Apartments loan matured and was placed in default when the borrower failed to repay the loan. The General Partner is negotiating a two year extension of this loan on substantially the same terms as the previously modified loan. In addition, during February 1994, the Partnership prepaid the underlying mortgage on The Glades on Ulmerton Apartments.

The loan collateralized by the Villa Medici apartment complex was placed in default by the Partnership in 1991. The borrower subsequently filed for protection under the U.S. Bankruptcy Code. In addition, in April 1993, the Partnership accelerated the second mortgage loan collateralized by the Springwells Park Apartments. During December 1993, the borrower filed for protection under the U.S. Bankruptcy Code. See Item 3. Legal Proceedings for additional information.

The Partnership and three affiliated partnerships (together, the "Participants"), previously funded a $23,000,000 loan to 45 West 45th Street Office Building, New York, New York (the "Property"), of which the Partnership's share is $5,000,000 (approximately 22%). In September 1991, the loan was placed in default. Pursuant to a cash management agreement entered into between the Participants and the borrower, cash flow from property operations is received by the Participants and recognized as interest income. In May 1993, the Participants cashed a letter of credit which provided partial collateral for the loan, of which the Partnership's share was approximately $105,000. The Participants intend to file foreclosure proceedings during 1994.

The loan collateralized by the Noland Fashion Square shopping center located in Independence, Missouri, is recorded by the Partnership as an investment in an acquisition loan. The Partnership has recorded its share of the collateral property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations has no effect on the cash flow of the Partnership. Amounts representing contractually required debt service are recorded as interest income.

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from Cash Flow generated by interest and other payments made by borrowers under the Partnership's mortgage loans and by the operations of the Partnership's properties. Loan prepayments and repayments can initially cause Cash Flow to increase as prepayment premiums and participations are paid; however, thereafter, prepayments and repayments will have the effect of reducing Cash Flow. If such proceeds are distributed, Limited Partners will receive a return of capital and the dollar amount of Cash Flow available for distribution thereafter can be expected to decrease. Distribution levels can also vary as loans are placed on non-accrual status, modified or restructured and, if the Partnership has taken title to properties through foreclosure or otherwise, as a result of property operations.

The Partnership made distributions totaling $65.25 per Interest during 1993 as compared to $32.50 per Interest during 1992 and $49.25 per Interest in 1991. See Statements of Partners' Capital. Distributions were comprised of $42.00 of Cash Flow and $23.25 of Mortgage Reductions in 1993, $30.00 of Cash Flow and $2.50 of Mortgage Reductions in 1992 and $24.75 of Cash Flow and $24.50 of Mortgage Reductions in 1991. Cash Flow distributions increased in 1993 as compared to 1992 and 1991 due to two loan prepayments in 1993 and one loan prepayment and one property sale in 1992. Total distributions increased between 1993 and 1992 and decreased between 1992 and 1991 due to the distribution to Limited Partners of the Mortgage Reductions received from loan prepayments and the property sale. To date, including the distribution in January 1994, Limited Partners have received cumulative cash distributions of $438.60 per $500 Interest. Of this amount, $333.25 has been cash flow from operations and $105.35 represents a return of original capital.

In January 1994, the Partnership made a distribution of $3,953,745 ($9.00 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1993. This distribution includes a regular quarterly distribution of $4.00 per Interest from Cash Flow and a special distribution of $5.00 per Interest from Cash Flow. The level of the regular quarterly distribution remained the same as the third quarter of 1993. In addition, during October 1993, the Partnership paid $146,435 to the General Partner as its distributive share of the Cash Flow distributed for the third quarter of 1993 and made a contribution of $48,812 to the Early Investment Incentive Fund.

The General Partner presently expects to continue making cash distributions from the Cash Flow generated from property operations and by the receipt of mortgage payments, less payments on the underlying loans, fees to the General Partner and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

In 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This statement addresses accounting by creditors for impairment of loans and also eliminates the classification of loans as "in substantive foreclosure." This statement has been adopted by the Partnership as of January 1, 1994, and will not have a material impact on the financial position or results of operations of the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values. The Partnership's use of participations for loans receivable is intended to provide a hedge against the impact of inflation; sharing in cash flow or rental income and/or the capital appreciation of the properties securing the loans should result in increases in the total yields on the loans as inflation rises.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Neither the Registrant nor Balcor Mortgage Advisors-V, its General Partner, has a Board of Directors.

(b, c
 & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

         Name                      Title

         Marvin H. Chudnoff        Chairman
         Thomas E. Meador          President and Chief Operating Officer
         Allan Wood                Executive Vice President, Chief
                                   Financial Officer and Chief Accounting
                                   Officer
         Alexander J. Darragh      Senior Vice President
         Robert H. Lutz, Jr.       Senior Vice President
         Michael J. O'Hanlon       Senior Vice President
         Gino A. Barra             First Vice President
         Daniel A. Duhig           First Vice President
         David S. Glasner          First Vice President
         Josette V. Goldberg       First Vice President
         G. Dennis Hartsough       First Vice President
         Lawrence B. Klowden       First Vice President
         Alan G. Lieberman         First Vice President
         Lloyd E. O'Brien          First Vice President
         Brian D. Parker           First Vice President
         John K. Powell, Jr.       First Vice President
         Jeffrey D. Rahn           First Vice President
         Reid A. Reynolds          First Vice President

Marvin H. Chudnoff (April 1941) joined Balcor in March 1990 as Chairman. He has responsibility for all strategic planning and implementation for Balcor, including management of all real estate projects in place and financing and sales for a varied national portfolio valued in excess of $6.5 billion. Mr. Chudnoff also holds the position of Vice Chairman of Edward S. Gordon Company Incorporated, New York, a major national commercial real estate firm, which he joined in 1983. He has also served on the Board of Directors of Skippers, Inc. and Acorn Inc., both publicly held companies, and of Waxman Laboratories of Mt. Sinai Hospital, New York. Mr. Chudnoff has been a guest lecturer at the Association of the New York Bar and at Yale and Columbia Universities.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is President and Chief Operating Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for all financial and administrative functions. He is directly responsible for all accounting, treasury, data processing, legal, risk management, tax and financial reporting activities. He is also a Director of The Balcor Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis in support of asset management, institutional advisory and capital markets functions as well as for Balcor Consulting Group, Inc., which provides real estate advisory services to Balcor affiliated entities and third party clients. In addition, Mr. Darragh has supervisory responsibility of Balcor's Investor Services Department. Mr. Darragh received masters degrees in Urban Geography from Queens University and in Urban Planning from Northwestern University.

Robert H. Lutz, Jr. (September 1949) joined Balcor in October 1991. He is President of Allegiance Realty Group, Inc., formerly known as Balcor Property Management, Inc. and, as such, has primary responsibility for all its management and operations. He is also a Director of The Balcor Company. From March 1991 until he joined Balcor, Mr. Lutz was Executive Vice President of Cousins Properties Incorporated. From March 1986 until January 1991, he was President and Chief Operating Officer of The Landmarks Group, a real estate development and management firm. Mr. Lutz received his M.B.A. from Georgia State University.

Michael J. O'Hanlon (April 1951) joined Balcor in February 1992 as Senior Vice President in charge of Asset Management, Investment/Portfolio Management, Transaction Management and the Capital Markets Group which includes sales and refinances. From January 1989 until joining Balcor, Mr. O'Hanlon held executive positions at Citicorp in New York and Dallas, including Senior Credit Officer and Regional Director. He holds a B.S. degree in Accounting from Fordham University, and an M.B.A. in Finance from Columbia University. He is a full member of the Urban Land Institute.

Gino A. Barra (December 1954) joined Balcor's Property Sales Group in September 1983. He is First Vice President of Balcor and assists with the supervision of Balcor's Asset Management Group, Transaction Management, Quality Control and Special Projects.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for various asset management matters relating to investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

David S. Glasner (December 1955) joined Balcor in September 1986 and has primary responsibility for special projects relating to investments made by Balcor and its affiliated partnerships and risk management functions. Mr. Glasner received his J.D. degree from DePaul University College of Law in June 1984.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters relating to Balcor personnel, including training and development, employment, salary and benefit administration, corporate communications and the development, implementation and interpretation of personnel policy and procedures. Ms. Goldberg also supervises Balcor's payroll operations and Human Resources Information Systems
(HRIS). In addition, she has supervisory responsibility for Balcor's Facilities, Corporate and Field Services and Telecommunications Departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

G. Dennis Hartsough (October 1942) joined Balcor in July 1991 and is responsible for asset management matters relating to all investments made by Balcor and its affiliated partnerships in office and industrial properties. From July 1989 until joining Balcor, Mr. Hartsough was Senior Vice President of First Office Management (Equity Group) where he directed the firm's property management operations in eastern and central United States. From June 1985 to July 1989, he was Vice President of the Angeles Corp., a real estate management firm, where his primary responsibility was that of overseeing the company's property management operations in eastern and central United States.

Lawrence B. Klowden (March 1952) joined Balcor in November 1981 and is responsible for supervising the administration of the investment portfolios of Balcor and its loan and equity partnerships. Mr. Klowden is a Certified Public Accountant and received his M.B.A. degree from DePaul University's Graduate School of Business.

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Lloyd E. O'Brien (December 1945) joined Balcor in April 1987 and has responsibility for the operations and development of Balcor's Information and Communication systems. Mr. O'Brien received his M.B.A. degree from the University of Chicago in 1984.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury, budget activities and corporate purchasing. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University and an M.A. degree in Social Service Administration from the University of Illinois.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for Balcor Consulting Group, Inc. which provides real estate advisory services to Balcor affiliated entities and third party clients. Mr. Powell received a Master of Planning degree from the University of Virginia.

Jeffrey D. Rahn (June 1954) joined Balcor in February 1983 and has primary responsibility for Balcor's Asset Management Department. He is responsible for the supervision of asset management matters relating to equity and loan investments held by Balcor and its affiliated partnerships. Mr. Rahn received his M.B.A. degree from DePaul University's Graduate School of Business.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1993.

Item 11. Executive Compensation

(a, b, c,
 d & e) The Registrant has not paid and does not propose to pay any compensation, retirement or other termination of employment benefits to any of the five most highly compensated executive officers of the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-V and its officers and partners own as a group through the Early Investment Incentive Fund and otherwise the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class

         Limited Partnership  15,332 Interests       3.49%
         Interests

Relatives and affiliates of the officers and partners of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions

(a & b) See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedules in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership and Amended and Restated Certificate of Limited Partnership of Balcor Pension Investors-V previously filed as Exhibit 3 and 4.1, respectively, to Amendment No. 1 dated January 16, 1984 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-87662) are incorporated herein by reference.

(4) Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13233) is incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1993.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-V

                         By: /s/ Allan Wood
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Mortgage Advisors-V,
                              the General Partner

Date: March 30, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/ Thomas E. Meador     Advisors-V, the General Partner     March 30, 1994
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
   /s/ Allan Wood        Advisors-V, the General Partner     March 30, 1994
     Allan Wood

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1993 and 1992

Statements of Partners' Capital, for the years ended December 31, 1993, 1992 and 1991

Statements of Income and Expenses, for the years ended December 31, 1993, 1992 and 1991

Statements of Cash Flows, for the years ended December 31, 1993, 1992 and 1991

Notes to Financial Statements

Schedules:

I - Marketable Securities - Other Investments, as of December 31, 1993

X - Supplementary Income Statement Information, for the years ended December 31, 1993, 1992 and 1991

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors-V

We have audited the accompanying balance sheets of Balcor Pension Investors-V (An Illinois Limited Partnership) as of December 31, 1993 and 1992, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-V at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young

                                                            Ernst & Young

Chicago, Illinois
March 17, 1994

                           BALCOR PENSION INVESTORS-V
                        (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1993 and 1992


                                     ASSETS


                                                    1993          1992
                                               ------------- -------------
Cash and cash equivalents                      $ 23,623,906  $ 24,859,520
Escrow deposits - restricted                        379,685       122,381
Accounts and accrued interest receivable          1,285,486     2,723,712
Deferred expenses, net of accumulated
  amortization of $172,787 in 1993
  and $137,053 in 1992                              257,003       146,146
                                               ------------- -------------
                                                 25,546,080    27,851,759
                                               ------------- -------------
Investment in loans receivable:
  Loans receivable - wrap-around and first
    mortgages                                    45,482,975    83,770,927
  Investment in acquisition loan                  8,587,042     8,664,085

Less:
  Loans payable - underlying mortgages            9,160,291    32,082,793
  Allowance for potential loan losses             5,957,614     6,391,000
                                               ------------- -------------
Net investment in loans receivable               38,952,112    53,961,219

Loans in substantive foreclosure (net of
  allowance of $1,200,000 in 1993)               11,548,672    22,100,734

Real estate held for sale (net of allowance
  of $6,055,000 in 1993)                         41,430,697    37,121,109
Investment in joint venture - affiliate           3,222,981     3,222,705
                                               ------------- -------------
                                                 95,154,462   116,405,767
                                               ------------- -------------

                                               $120,700,542  $144,257,526
                                               ============= =============



                       LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable          $    266,687  $    219,349
Due to affiliates                                   136,721        89,601
Other liabilities, principally escrow deposits
  and accrued real estate taxes                     927,341       658,933
Security deposits                                   290,169       236,327
Mortgage notes payable                            2,245,353     5,840,049
                                               ------------- -------------
    Total liabilities                             3,866,271     7,044,259

Partners' capital (439,305 Limited Partnership
  Interests issued and outstanding)             116,834,271   137,213,267
                                               ------------- -------------
                                               $120,700,542  $144,257,526
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-V
                        (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
               for the years ended December 31, 1993, 1992 and 1991



                                        Partners' Capital Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                 ------------- ------------- -------------

Balance at December 31, 1990     $159,794,121  $ (1,430,612) $161,224,733

Cash distributions (A)            (22,843,860)   (1,208,089)  (21,635,771)
Net income for the year ended
  December 31, 1991                 8,022,644       802,264     7,220,380
                                 ------------- ------------- -------------
Balance at December 31, 1991      144,972,905    (1,836,437)  146,809,342
Cash distributions (A)            (15,741,762)   (1,464,350)  (14,277,412)
Net income for the year ended
  December 31, 1992                 7,982,124       798,212     7,183,912
                                 ------------- ------------- -------------
Balance at December 31, 1992      137,213,267    (2,502,575)  139,715,842

Cash distributions (A)            (30,714,742)   (2,050,091)  (28,664,651)
Net income for the year ended
  December 31, 1993                10,335,746     1,033,575     9,302,171
                                 ------------- ------------- -------------
Balance at December 31, 1993     $116,834,271  $ (3,519,091) $120,353,362
                                 ============= ============= =============

(A)  Summary of cash distributions paid per Limited Partnership Interest:


                                      1993          1992          1991
                                 ------------- ------------- -------------

              First quarter      $       6.25  $       6.25  $      11.00
              Second quarter            46.00         11.25         10.75
              Third quarter              9.00          8.75         21.25
              Fourth quarter             4.00          6.25          6.25

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-V
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1993, 1992 and 1991


                                      1993          1992          1991
                                 ------------- ------------- -------------
Income:
  Interest on loans receivable,
    loans in substantive
    foreclosure and from
    investment in acquisition
    loans                        $ 12,035,758  $ 13,990,146  $ 14,221,182
  Less interest on loans
    payable - underlying
    mortgages                       1,299,005     3,364,273     3,716,048
                                 ------------- ------------- -------------
  Net interest income on
    loans receivable               10,736,753    10,625,873    10,505,134
  Income from operations of
    real estate held for sale       1,845,385     1,815,619     2,928,056
  Interest on short-term
    investments                       928,837       935,793     1,413,189
  Participation income              6,277,197        48,224
  Participation in income of
    joint venture - affiliate         358,755       368,723       471,015
                                 ------------- ------------- -------------
    Total income                   20,146,927    13,794,232    15,317,394
                                 ------------- ------------- -------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable             8,055,000     4,000,000     5,749,082
  Amortization of deferred
    expenses                           35,734        95,646        48,391
  Mortgage servicing fees             148,867       218,359       241,228
  Administrative                    1,494,536     1,351,578     1,163,259
                                 ------------- ------------- -------------
    Total expenses                  9,734,137     5,665,583     7,201,960
                                 ------------- ------------- -------------
Income before equity in loss from
  investment in acquisition loans  10,412,790     8,128,649     8,115,434

Equity in loss from investment
  in acquisition loans                (77,044)     (146,525)      (92,790)
                                 ------------- ------------- -------------
Net income                       $ 10,335,746  $  7,982,124  $  8,022,644
                                 ============= ============= =============
Net income allocated to
  General Partner                $  1,033,575  $    798,212  $    802,264
                                 ============= ============= =============
Net income allocated to
  Limited Partners               $  9,302,171  $  7,183,912  $  7,220,380
                                 ============= ============= =============
Net income per Limited
  Partnership Interest (439,305
  issued and outstanding)        $      21.17  $      16.35  $      16.44
                                 ============= ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-V
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1993, 1992 and 1991



                                      1993          1992          1991
                                 ------------- ------------- -------------
Operating activities:

  Net income                     $ 10,335,746  $  7,982,124  $  8,022,644
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Equity in loss from
        investment in acquisition
        loans                          77,044       146,525        92,790
      Participation in income of
        joint venture - affiliate    (358,755)     (368,723)     (471,015)
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable         8,055,000     4,000,000     5,749,082
      Amortization of deferred
        expenses                       35,734        95,646        48,391
      Accrued interest income
        due at maturity              (837,826)     (737,769)     (744,530)
      Collection of interest
        income due at maturity        616,266       581,287
      Net change in:
        Escrow deposits -
          restricted                 (257,304)      411,475       575,142
        Accounts and accrued
          interest receivable       1,438,226    (1,408,076)       58,073
        Accounts and accrued
          interest payable             47,338    (2,145,149)    2,194,868
        Due to affiliates              47,120         3,346         8,045
        Other liabilities             268,408      (500,726)      (68,471)
        Security deposits              53,842        73,378        97,509
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities           19,520,839     8,133,338    15,562,528
                                 ------------- ------------- -------------
Investing activities:

  Capital contributions to joint
    venture - affiliate                (5,625)      (56,689)     (279,958)
  Distributions from joint
    venture - affiliate               364,104       166,755
  Collection of principal
    payments on loans receivable
    and loans in substantive
    foreclosure                    37,341,491     6,213,222       136,141
  Additions to real estate           (733,315)     (390,320)     (874,354)
  Payment of expenses on real
    estate held for sale             (344,577)     (108,561)     (148,721)
  Proceeds from sale of real
    estate                                       15,075,828
                                 ------------- ------------- -------------
  Net cash provided by or used
    in investing activities        36,622,078    20,900,235    (1,166,892)
                                 ------------- ------------- -------------
Financing activities:

  Distributions to Limited
    Partners                      (28,664,651)  (14,277,412)  (21,635,771)
  Distributions to General
    Partner                        (2,050,091)   (1,464,350)   (1,208,089)
  Principal payments on loans
    payable - underlying
    mortgages                        (812,268)   (2,731,218)   (1,180,984)
  Repayment of loans payable -
    underlying mortgages          (22,110,234)
  Principal payments on mortgage
    notes payable                     (99,776)     (123,664)     (229,550)
  Repayment of mortgage notes
    payable                        (3,494,920)   (5,088,361)
  Payment of deferred expenses       (146,591)     (100,198)
                                 ------------- ------------- -------------
  Net cash used in financing
    activities                    (57,378,531)  (23,785,203)  (24,254,394)
                                 ------------- ------------- -------------

Net change in cash and cash
  equivalents                      (1,235,614)    5,248,370    (9,858,758)

Cash and cash equivalents at
  beginning of period              24,859,520    19,611,150    29,469,908
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of period                  $ 23,623,906  $ 24,859,520  $ 19,611,150
                                 ============= ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policies:

(a) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligation(s). The underlying mortgage obligation(s) are recorded as a reduction of the wrap-around mortgage loan and the resulting balance represents the Partnership's net advance to the borrower. The Partnership is responsible for making periodic payments to the underlying mortgage lender(s) only to the extent that payments as required by the wrap-around mortgage agreement are received by the Partnership from the borrower.

(b) Net interest income on the Partnership's wrap-around mortgage loans is primarily comprised of the difference between the interest portion of the monthly payment received from the borrower and the interest portion of the underlying debt service paid to the mortgage lender(s). This interest is recorded in the period that it is earned as determined by the terms of the mortgage loan agreements. Certain mortgage loans also contain provisions for specific amounts of interest to accrue on a periodic basis and to be paid to the Partnership upon maturity of the loans. Interest of this type is recognized only to the extent of the net present value of the total amount due to date.

The accrual of interest is discontinued when payments become contractually delinquent for ninety days or more unless the loan is in process of collection. Once a loan has been placed on non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the borrower has demonstrated an ability to make payments under the terms of the original or renegotiated loan agreement.

(c) The Partnership provides for potential loan losses based upon past loss experience for similar loans and prevailing economic conditions in the geographic area in which the collateral is located, delinquencies with respect to repayment terms and the valuation of specific loans in the Partnership's portfolio.

(d) Under certain circumstances, the Partnership may accept promissory notes in satisfaction of a borrower's obligations for certain fees upon prepayment of a loan as required by the loan agreement. These fees include, among other things, prepayment penalties and participations in the borrower's appreciation in the collateral property. The Partnership's policy is to record such income on a cash basis as payments required under the terms of the promissory notes are received.

(e) Deferred expenses consist of mortgage brokerage fees which are amortized on a straight-line basis over the term to maturity of the loans and leasing commissions which are amortized on a straight-line basis over the average term of the leases to which they apply.

(f) Loans are classified in substantive foreclosure when a determination has been made that the borrower has little or no equity remaining in the collateral property in consideration of its current fair value, or the Partnership has taken certain actions which result in taking effective control of operations of the collateral property. These loans are on non-accrual status; therefore, income is recorded only as cash payments are received from the borrower.

(g) Investment in acquisition loans represents first mortgage loans which, because the loan agreements include certain specified terms, must be accounted for as an investment in a real estate venture. The investment is therefore reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership records its investment at cost (representing total loan fundings) and subsequently adjusts its investment for its share of property income or loss.

Amounts representing contractually required debt service are recorded in the accompanying statements of income and expenses as interest income and participation income. Equity from investment in acquisition loan represents the Partnership's share of the collateral properties' operations, including depreciation and interest expense. The Partnership's share of operations has no effect on cash flow of the Partnership.

(h) Real estate held for sale and loans in substantive foreclosure are recorded at the lower of fair value less estimated costs to sell, or cost at the foreclosure date or substantive foreclosure date, respectively. Any future declines in fair value will be charged to income and recognized as a valuation allowance, while subsequent increases in value will reduce the valuation allowance, but not below zero.

(i) In 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This statement addresses accounting by creditors for impairment of loans and also eliminates the classification of loans as "in substantive foreclosure." This statement has been adopted by the Partnership as of January 1, 1994, and will not have a material impact on the financial position or results of operations of the Partnership.

(j) Investment in joint venture - affiliate represents the Partnership's 25% interest, under the equity method of accounting, in a joint venture with an affiliated partnership. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(k) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(l) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(m) Several reclassifications have been made to the previously reported 1992 and 1991 statements in order to provide comparability with the 1993 statements.

 2. Partnership Agreement:

The Partnership was organized in October 1983. The Partnership Agreement provides for Balcor Mortgage Advisors-V to be the General Partner and for the admission of Limited Partners through the sale of Limited Partnership Interests at $500 per Interest, 439,305 of which were sold on or prior to August 31, 1984, the termination date of the offering.

Pursuant to the Partnership Agreement, all income of the Partnership will be allocated 90% to the Limited Partners and 10% to the General Partner and all losses will be allocated 99% to the Limited Partners and 1% to the General Partner.

To the extent that Cash Flow is generated, distributions will be made as follows: (i) 90% of such Cash Flow will be distributed to the Limited Partners,
(ii) 7.5% of such Cash Flow will be distributed to the General Partner, and
(iii) an additional 2.5% of such Cash Flow will be distributed to the General Partner and shall constitute the Early Investment Incentive Fund (the "Fund"). Upon the liquidation of the Partnership, the General Partner will return to the Partnership for distribution to Early Investors an amount not to exceed the 2.5% share, if necessary for Early Investors to receive a return of their Original Capital plus a specified Cumulative Return based on the date of investment.

At the sole discretion of the General Partner, subject to certain limitations, amounts placed in the Fund have become available to repurchase Interests from existing Limited Partners. During 1993, the Fund repurchased 4,497 Interests at a total cost of $1,431,452. The amounts of the repurchases are as follows:

             Date             Number of
         Repurchased          Interests         Cost

     First Quarter 1993          751          $264,099
     Second Quarter 1993         140            43,883
     Third Quarter 1993         2,371          729,541
     Fourth Quarter 1993        1,235          393,929

Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests will be paid to the Fund and will be available to repurchase additional Interests.

 3. Investment in Loans Receivable

Loans receivable and loans payable at December 31, 1993 consisted of the following:

                                        Loans Receivable
                                 Current  Current   Original   Due
                     Mortgage    Monthly  Interest  Funding  Date of Additional
   Property         Balances(A) Payments    Rate      Date    Loan    Interest

Apartments:
Glen Apartments
  Falls Church, VA  $5,142,293   $41,250   10.00%     2-86    12-97   (B,C,D)
Meadow Run
  Fairborn, OH       5,264,258    43,063   13.25%     6-84    7-96   (B,C,D,E)
Seven Trails West
  West St. Louis
  County, MO        15,250,823        (F)   (F)       9-84     (F)     (B,D)
Office Building:
Fairview Plaza I & II
  Charlotte, NC (G)  7,389,345        (H)   (H)       6-84    6-97
Mobile Home Parks:
Club Wildwood
  Hudson, FL         5,262,701    49,000   14.00%     9-84    10-96    (B,D)
Four Seasons Estates
  Largo, FL          3,208,258    34,375   13.75%     9-84    10-96    (B,D)
Pointe West
  Largo, FL          3,965,297    37,125   13.50%     9-84    10-96    (B,D)
                   -----------
    Total          $45,482,975
                   ===========

                                 Loans Payable
                    Underlying   Current  Current     Due
                     Mortgage    Monthly  Interest  Date of
   Property          Balances   Payments    Rate      Loan

Apartments:
Glen Apartments
  Falls Church, VA  $2,614,517   $19,235    7.50%    12-97
Seven Trails West
  West St. Louis
  County, MO         4,734,753    58,585   8.375%     (I)

Office Building:
Fairview Plaza I & II
  Charlotte, NC        663,028    23,613    8.75%     7-96

Mobile Home Parks:
Club Wildwood
  Hudson, FL            33,237     4,754    9.00%     9-94
Four Seasons Estates
  Largo, FL            842,335    12,857  10.125%    10-96
Pointe West
  Largo, FL            272,421     7,224    9.00%    10-96
                    ----------
    Total           $9,160,291
                    ==========

(A) All loans are wrap-around mortgage loans except for Meadow Run which is a first mortgage loan. The notes receivable balance of the wrap-around mortgage loans includes the underlying loan balances.

(B) An additional amount of interest accrues on a monthly basis and is payable to the Partnership upon maturity of the loan, prepayment or upon sale of the property. This interest is included in the loan balance.

(C) The Partnership will receive participation income in the form of a share of gross or net income or cash flow of the property above specified levels.

(D) The Partnership will receive a share in the future appreciation of the property by sharing in the sales price of the property, if it is sold, and/or by sharing in a percentage of the increase in the appraised value at maturity over the appraised value on the funding date or the date of the most recent previous sale.

(E) The Partnership will receive a percentage of the reserve fund at any time reserve interest is due. The reserve fund is a fund held by the Partnership pursuant to a pledge agreement, into which the borrower is required to make monthly payments.

(F) In July 1991, the terms of the loan were modified effective March 1991, and basic interest was reduced from 12.5% to 10.0%. Under the original terms of the loan agreement, the Partnership would have earned and received approximately $2,021,000, $1,883,000 and $1,838,000 during 1993, 1992 and 1991, respectively. The borrower made interest payments of approximately $1,470,000, $1,470,000 and $1,531,000 during 1993, 1992 and 1991, respectively, which were recorded as interest income. The loan matured in February 1994 and was subsequently placed in default when the borrower failed to pay the amounts due to the Partnership. The General Partner is currently negotiating an extension with the borrower on substantially the same terms as the modified loan.

(G) This loan is on non-accrual status; therefore, income is recorded only as cash payments are received from the borrower.

(H) In January 1992, a modification of this loan was executed. As part of the modification, the borrower made a principal payment of $1,600,000, and the Partnership forgave $1,000,000 from the outstanding principal balance. The new basic interest rate is 9.5% with monthly installments of principal and interest based on a 30 year amortization schedule through June 1, 1997, the new maturity date. This loan also originally provided for several types of additional interest. Under the terms of the modification, the Partnership has waived the payment of all outstanding accrued interest due to date. Under the original terms of the loan agreement (adjusted for the $1,600,000 principal payment in 1992), the Partnership would have earned and received approximately $1,045,000, $1,045,000 and $1,265,000 of interest income during 1993, 1992 and 1991, respectively. The borrower made interest payments of approximately $625,000, $638,000 and $1,156,000 during 1993, 1992 and 1991, respectively, which were recorded as interest income.

(I) The underlying loan matured in February 1994. The Partnership expects to purchase this loan from the underlying lender on or about March 31, 1994.

 4. Loans in Substantive Foreclosure:

Loans in substantive foreclosure at December 31, 1993 consisted of the following:

                                         Carrying
              Property                     Value

          45 West 45th Street
            Office Building
            New York, NY (A)          $  1,949,672
          Springwells Park
            Apartments
            Dearborn, MI (B)               100,000
          Villa Medici
            Apartments
            Overland Park, KS            9,499,000
                                      ------------
            Total                     $ 11,548,672
                                      ============

(A) The Partnership and three affiliated partnerships entered into a participation agreement to fund a $23,000,000 first mortgage loan collateralized by this property. The Partnership participates ratably in approximately 22% of the original loan amount and interest income. The loan had been classified as an acquisition loan, therefore the balance includes the Partnership's share of the cumulative net loss of the property through December 31, 1992 and is shown net of its adjustment to fair value.

(B) During 1993, $1,133,386 of the allowance for loan losses was used to reduce the carrying value of the loan to $100,000. Subsequent to this write-down, the loan was reclassified to loans in substantive foreclosure. The Partnership received $45,000 from the borrower in February 1994 and is scheduled to receive $55,000 in May 1994.

 5. Investment in Acquisition Loan:

The Partnership and two affiliated partnerships entered into a participation agreement to fund a $23,300,000 first mortgage loan collateralized by the Noland Fashion Square Shopping Center. The Partnership participates ratably in approximately 41% of the original loan amount, interest income and participation income. As of December 31, 1993, the balance of the loan was $8,587,042, which includes the partnership's share of the cumulative net loss of the property after the loan was funded. Current monthly payments of $74,061 are interest only with the entire principal balance due in December 1999.

This loan also provides for several types of additional interest which include a percentage of the adjusted gross cash flow of the property, a percentage of the sale price over certain stated amounts and a percentage of the increase in the appraised value at maturity over the appraised value at funding. Additional interest amounts payable to the Partnership upon maturity of the loan or sale of the property are contingent upon certain conditions and, therefore, such interest has not been accrued.

 6. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1993 and 1992 consisted of the following:

                      Balance    Balance   Current   Current    Due
                        at         at      Monthly  Interest  Date of  Balloon
    Property         12/31/93   12/31/92  Payments    Rate     Loan    Payment

Real estate held for sale:
The Glades on
  Ulmerton Apartments
  (carrying value
  $4,743,466)(A)    $2,245,353  $2,291,079 $21,312    9.25%    7/99  $2,241,349
Granada Apartments
  (carrying value
  $2,848,979)              (B)      54,050
Plantation
  Apartments
  (carrying value
  $3,414,738)              (C)   1,494,920
Waldengreen
  Apartments
  (carrying value
  $6,035,166)              (D)   2,000,000
                    ----------  ----------
    Total           $2,245,353  $5,840,049
                    ==========  ==========

(A) This loan was modified during April 1992, effective January 1992. The Partnership assumed the loan based on the existing terms except the interest rate was increased from 8% to 9.25%. In February 1994, the loan was prepaid.

(B) The Partnership acquired title to this property through foreclosure in June 1993, and the loan fully amortized in June 1993.

(C) The Partnership acquired title to this property through foreclosure in April 1993. The underlying mortgage was scheduled to mature in August 1992. Pursuant to negotiations with the lender, the maturity date was extended to August 1993, at which time the Partnership repaid the loan in full.

(D) The Partnership acquired title to this property through foreclosure in September 1993. The Partnership purchased the first mortgage loan in July 1993 for $2,269,702, comprised of the principal ($2,000,000) and accrued interest ($344,576) less the balance of the tax escrow held by the lender ($74,874).

During the years ended December 31, 1993, 1992 and 1991, the Partnership incurred interest expense on mortgage notes payable for properties held during the year of $275,882, $226,726 and $505,122, and paid interest expense on the mortgage notes payable of $275,882, $249,357 and $505,122, respectively.

 7. Real Estate Held for Sale:

(a) In September 1993, the Partnership received title to Waldengreen Apartments located in Orlando, Florida. The carrying value of the loan of $5,990,589 has been capitalized to the basis of the property, as well as expenses incurred in connection with the foreclosure of $344,577.

(b) In June 1993, the Partnership received title to Granada Apartments located in Hillsborough County, Florida. The carrying value of the loan of $3,296,106 has been capitalized to the basis of the property, as well as $52,873 used to acquire vacant land adjacent to the property.

(c) In April 1993, the Partnership received title to Plantation Apartments located in Temple Terrace, Florida, as a result of the foreclosure sale in March 1993. The $3,708,168 outstanding loan balance and accounts receivable of $3,860 were capitalized as part of the basis of the property upon foreclosure. The Partnership used $56,706 held in escrow to reduce the basis of the property upon foreclosure. As part of this transaction, the Partnership assumed the obligation to pay the underlying mortgage note. This property was classified as real estate held for sale at December 31, 1992.

(d) In October 1992, the Partnership received title to the International Teleport office building located in Alameda County, California. The $14,000,000 outstanding loan balance and accrued interest of $313,055, together with other expenses incurred of $104,701 were capitalized as part of the basis of the property upon foreclosure. The Partnership used $96,274 held in escrow to reduce the basis of the property upon foreclosure.

(e) In December 1991, the Partnership received title to The Glades on Ulmerton Apartments located in Largo, Florida. The $6,350,000 outstanding loan balance and accrued interest due at maturity of $285,030, together with other expenses paid of $148,721 were capitalized as part of the basis of the property upon foreclosure. The Partnership used $258,285 held in escrow to reduce the basis of the property upon foreclosure. As part of this transaction, the Partnership assumed the obligation to pay the underlying mortgage note.

 8. Investment in Joint Venture - Affiliate:

The Partnership has classified the first mortgage loan investment collateralized by the Whispering Hills Apartments as an equity investment in joint venture - affiliate. This investment represents a joint venture between the Partnership and an affiliated partnership. Profits and losses are allocated 25% to the Partnership and 75% to the affiliate.

 9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/93         12/31/92         12/31/91
                           Paid   Payable   Paid   Payable   Paid   Payable

Mortgage servicing fees  $153,658 $10,951 $222,651 $15,742 $242,046 $20,034
Property management fees  361,175  39,167  277,401  23,888  135,534  20,576
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             75,896   6,300   76,751   6,197   66,344   8,867
    Data processing       150,141  41,698  158,957  12,800  174,991  14,002
    Investor communica-
      tions                11,381     945   36,557   2,945   23,522   3,144
    Legal                  12,197   1,012   19,911   1,608   17,136   2,290
    Portfolio management  104,608  33,724   89,851  25,716   67,284  16,927
    Other                  35,224   2,924    9,394     705    3,104     415

 10. Property Sale:

In January 1992, the Partnership sold the Northland Park Industrial building, located in North Kansas City, Missouri for a sale price of $15,350,000. The carrying basis of the property at the date of sale was $15,063,040. The Partnership incurred selling expenses of $21,749, and paid a real estate commission of $150,000 to an unaffiliated broker in connection with the sale. A portion of the proceeds from the sale were used to prepay the three underlying mortgage loans totaling $5,088,361 and prepayment fees of $102,423 incurred in connection with the prepayment of the underlying mortgages. The Partnership recognized a gain on the sale of the property of $12,788.

 11. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. As of this time, no plaintiff class has been certified and no judicial determination has been made. Although the outcome of these matters is not presently determinable, it is management's opinion that the ultimate outcome should not have a material adverse affect on the financial position of the Partnership. Management of the defendants believes they have meritorious defenses to contest the claims.

 12. Subsequent Event:

In January 1994, the Partnership made a distribution of $3,953,745 ($9.00 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1993. This distribution includes a regular quarterly distribution of $4.00 per Interest from Cash Flow and a special distribution of $5.00 per Interest from Cash Flow.

                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                            as of December 31, 1993

      Col. A              Col. B        Col. C      Col. D          Col. E
                                                                   Amount at
                                                                  Which Each
                           Number                                Portfolio of
                         of Shares                              Equity Security
                         or Units -                  Market     Issues and Each
                          Principal                 Value of    Other Security
 Name of Issuer and        Amounts       Cost      Each Issue    Issue Carried
Title of Each Issue       of Bonds      of Each    at Balance       in the
                          and Notes      Issue     Sheet Date    Balance Sheet
Marketable Securities(A)

Commercial Paper:

ABB Treasury Centre Inc.
  3.27% due 01/03/94     $1,000,000   $  998,744    $  998,744    $  998,744

Cargill Financial
  Services Inc.
  6.00% due 01/03/94      5,000,000    4,997,500     4,997,500     4,997,500

A.I. Credit Corp.
  3.22% due 01/07/94      1,800,000    1,795,331     1,795,331     1,795,331
A.I. Credit Corp.
  3.35% due 01/10/94        250,000      248,534       248,534       248,534

Consolidated Natural Gas
  3.30% due 01/18/94      2,000,000    1,989,733     1,989,733     1,989,733

American Cyanamid Co.
  3.18% due 01/19/94      1,000,000      996,997       996,997       996,997

USAA Capital Corp.
  3.22% due 01/19/94      2,000,000    1,992,666     1,992,666     1,992,666

Cincinnati Bell Inc.
  3.20% due 01/20/94      2,000,000    1,994,845     1,994,845     1,994,845

AIG Funding Inc.
  3.19% due 01/21/94      4,000,000    3,986,531     3,986,531     3,986,531

Canadian Wheat Bread
  3.08% due 01/21/94      2,000,000    1,994,011     1,994,011     1,994,011

Metropolitan Life
  Funding Inc.
  3.20% due 01/31/94      2,000,000    1,990,756     1,990,756     1,990,756
                        -----------  -----------   -----------   -----------
    Total               $23,050,000  $22,985,648   $22,985,648   $22,985,648
                        ===========  ===========   ===========   ===========

(A) Marketable securities are included in cash and cash equivalents on the balance sheet. Cash of $638,258 is also included in this catagory.

                          BALCOR PENSION INVESTORS - V
                        (An Illinois Limited Partnership)

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
               for the years ended December 31, 1993, 1992 and 1991


                     Column A                        Column B

                       Item                Charged to Costs and Expenses
                                             1993       1992      1991

Maintenance and repairs                   $2,430,025 $1,142,678 $ 527,451
Real estate taxes                            918,190    632,507   727,245