Form 10-Q
period 1994-03-31
BALCOR PENSION INVESTORS V
filed 1994-05-12
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1994

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________ to ___________

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

                         BALCOR PENSION INVESTORS-V
                      (An Illinois Limited Partnership)

                               BALANCE SHEETS
                    March 31, 1994 and December 31, 1993
                                (Unaudited)


                                   ASSETS

                                                   1994           1993
                                              -------------  -------------
Cash and cash equivalents                     $ 15,773,004   $ 23,623,906
Escrow deposits - restricted                       438,549        379,685
Accounts and accrued interest receivable           660,897      1,285,486
Deferred expenses, net of accumulated
  amortization of $257,306 in 1994
  and $172,787 in 1993                             172,484        257,003
                                              -------------  -------------
                                                17,044,934     25,546,080
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - wrap-around, first
    and junior mortgages                        55,152,337     45,482,975
  Investment in acquisition loan                 8,567,781      8,587,042

Less:
  Loans payable - underlying mortgages           4,317,955      9,160,291
  Allowance for potential loan losses            5,957,614      5,957,614
                                              -------------  -------------
Net investment in loans receivable              53,444,549     38,952,112

Loans in substantive foreclosure (net of
  allowance of $1,300,000)                                     11,548,672
Real estate held for sale (net of allowance
  of $6,055,000 in 1994 and 1993)               41,630,697     41,430,697
Investment in joint ventures - affiliates        5,175,280      3,222,981
                                              -------------  -------------
                                               100,250,526     95,154,462
                                              -------------  -------------

                                              $117,295,460   $120,700,542
                                              =============  =============



                       LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable         $    169,445   $    266,687
Due to affiliates                                  217,758        136,721
Other liabilities, principally escrow
  deposits and accrued real estate taxes         1,401,417        927,341
Security deposits                                  274,178        290,169
Mortgage note payable                                           2,245,353
                                              -------------  -------------
    Total liabilities                            2,062,798      3,866,271

Partners' capital (439,305 Limited Partnership
  Interests issued and outstanding)            115,232,662    116,834,271
                                              -------------  -------------
                                              $117,295,460   $120,700,542
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-V
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1994 and 1993
                                (Unaudited)


                                                   1994           1993
                                              -------------  -------------
Income:
  Interest on loans receivable, loans
    in substantive foreclosure and from
    investment in acquisition loans           $  2,000,329   $  3,666,395
  Less interest on loans payable -
    underlying mortgages                           205,501        632,763
                                              -------------  -------------
  Net interest income on loans receivable        1,794,828      3,033,632
  Income from operations of real estate
    held for sale                                1,163,908        770,540
  Interest on short-term investments               179,611        241,802
  Participation income                                          6,203,000
  Participation in income of joint ventures -
    affiliates                                     128,259         94,829
                                              -------------  -------------
    Total income                                 3,266,606     10,343,803
                                              -------------  -------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                    500,000
  Amortization of deferred expenses                 84,519          8,423
  Mortgage servicing fees                           32,834         45,249
  Administrative                                   338,551        289,588
                                              -------------  -------------
    Total expenses                                 455,904        843,260
                                              -------------  -------------
Income before equity in loss from investment
  in acquisition loan                            2,810,702      9,500,543

Equity in loss from investment in
  acquisition loan                                 (19,261)       (24,689)
                                              -------------  -------------
Net income                                    $  2,791,441   $  9,475,854
                                              =============  =============
Net income allocated to General Partner       $    279,144   $    947,585
                                              =============  =============
Net income allocated to Limited Partners      $  2,512,297   $  8,528,269
                                              =============  =============
Net income per Limited Partnership Interest
  (439,305 issued and outstanding)            $       5.72   $      19.41
                                              =============  =============

Distribution to General Partner               $    439,305   $    305,073
                                              =============  =============
Distribution to Limited Partners              $  3,953,745   $  2,745,656
                                              =============  =============
Distribution per Limited Partnership Interest $       9.00   $       6.25
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-V
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
               for the quarters ended March 31, 1994 and 1993
                                (Unaudited)


                                                   1994           1993
                                              -------------  -------------
Operating activities:
  Net income                                  $  2,791,441   $  9,475,854
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in loss from investment in
        acquisition loan                            19,261         24,689
      Participation in income of joint
        ventures - affiliates                     (128,259)       (94,829)
      Amortization of deferred expenses             84,519          8,423
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                                       500,000
      Accrued interest income due at maturity     (210,616)      (168,631)
      Collection of interest income due at
        maturity                                                  616,266
      Net change in:
        Escrow deposits - restricted               (58,864)      (366,371)
        Accounts and accrued interest
          receivable                               624,589      1,460,149
        Accounts and accrued interest payable      (97,242)      (185,209)
        Due to affiliates                           81,037         37,240
        Other liabilities                          474,076        315,382
        Security deposits                          (15,991)        17,851
                                              -------------  -------------
  Net cash provided by operating activities      3,563,951     11,640,814
                                              -------------  -------------
Investing activities:
  Capital contributions to joint venture -
    affiliate                                                      (5,625)
  Distributions from joint venture - affiliate     125,632
  Payment of foreclosure costs                                    (92,206)
  Collection of principal payments on loans
    receivable                                     140,254     36,079,643
  Improvements to real estate                     (200,000)      (112,204)
                                              -------------  -------------
  Net cash provided by investing activities         65,886     35,869,608
                                              -------------  -------------
Financing activities:
  Distribution to Limited Partners              (3,953,745)    (2,745,656)
  Distribution to General Partner                 (439,305)      (305,073)
  Principal payments on loans payable -
    underlying mortgages                          (152,465)      (273,701)
  Repayment of loans payable - underlying
    mortgages                                   (4,689,871)   (22,110,207)
  Principal payments on mortgage notes payable      (4,004)       (28,798)
  Repayment of mortgage note payable            (2,241,349)
                                              -------------  -------------
  Net cash used in financing activities        (11,480,739)   (25,463,435)
                                              -------------  -------------

Net change in cash and cash equivalents         (7,850,902)    22,046,987

Cash and cash equivalents at beginning
  of period                                     23,623,906     24,859,520
                                              -------------  -------------
Cash and cash equivalents at end of period    $ 15,773,004   $ 46,906,507
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.  Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1994, and all such adjustments are of a normal and recurring nature.

2.  Interest Expense:

During the quarters ended March 31, 1994 and 1993, the Partnership incurred and paid interest expense on mortgage notes payable for properties held during the quarter of $34,585 and $52,897, respectively.

3.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1994 are:


                                         Paid     Payable

    Mortgage servicing fees         $    21,902  $ 21,883
    Property management fees            117,134    40,322
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                        3,123    25,764
        Data processing                    None    73,115
        Investor communications             468     3,964
        Legal                               502     5,176
        Portfolio management              3,533    36,361
        Other                             1,449    11,173

4.  Subsequent Event:

In April 1994, the Partnership made a distribution of $2,921,378 ($6.65 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1994. This distribution includes a regular quarterly distribution of $4.00 per Interest from Cash Flow and a special distribution of $2.65 per Interest from Mortgage Reductions.


                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans and first mortgage loans and, to a lesser extent, other junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund a net of thirty-four loans. The Partnership subsequently reclassified its investment in two of these loans in which it held minority participations to investment in joint ventures - affiliates. Currently, there are ten loans outstanding in the Partnership's portfolio, and the Partnership is operating eight properties acquired through foreclosure and two investments in joint ventures with affiliates.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Net Income

In March 1993, the borrower of the wrap-around mortgage collateralized by the Valley West Shopping Center prepaid the loan in full. In connection with this prepayment, the Partnership received additional interest and participation income of approximately $7,900,000. As a result, net income decreased during the quarter ended March 31, 1994 as compared to the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993

Interest income on loans receivable and interest expense on loans payable decreased during the quarter ended March 31, 1994 as compared to the same period in 1993 due to the Valley West loan prepayment in March 1993. The Partnership also received significant participation income from this loan prepayment.

The Partnership's four non-accrual loans at March 31, 1994 are collateralized by Fairview Plaza I and II located in Charlotte, North Carolina; Seven Trails West Apartments located in West Saint Louis, Missouri; Springwells Park Apartments located in Dearborn, Michigan; and Villa Medici Apartments located in Overland Park, Kansas. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. The funds advanced by the Partnership for these non-accrual loans totaled approximately $26,770,000, representing approximately 14% of the original funds advanced. Certain of these non-accrual loans are collateralized by properties located in areas which are experiencing weak rental markets due to various factors, including adverse local economic conditions, which have resulted in declining rental and occupancy rates. The reduced cash flows from these properties have adversely affected the borrowers' abilities to make mortgage payments to the Partnership on a timely basis. During the quarter ended March 31, 1994, the Partnership received cash payments totaling approximately $880,000 of net interest income on these four loans. Under the terms of the original loan agreements, the Partnership would have received approximately $929,000 of net interest income during the quarter ended March 31, 1994.

Income from operations of real estate held for sale represents net property operations on the Huntington Meadows apartment complex located in Arlington, Texas; the Comerica Plaza office building located in Dallas, Texas; the Union Tower office building located in Lakewood, Colorado; The Glades on Ulmerton apartment complex located in Largo, Florida; the International Teleport office building located in Alameda County, California; the Plantation apartment complex located in Temple Terrace, Florida; the Granada apartment complex located in Hillsborough County, Florida; and the Waldengreen apartment complex located in Orlando, Florida. These eight properties comprise approximately 35% of the Partnership's portfolio based on original funds advanced. The Partnership foreclosed on the Plantation, Granada and Waldengreen apartment complexes in April, June and September 1993, respectively. In addition, the occupancy of International Teleport Office Building has increased significantly, resulting in increased rental income. As a result, income from operations of real estate held for sale increased for the quarter ended March 31, 1994 as compared to the same period in 1993. See Liquidity and Capital Resources for further information.

Due to the Valley West loan prepayment and the timing of the subsequent distribution, the Partnership's cash balances were significantly higher during March 1993, which resulted in a decrease in interest income on short-term investments for the quarter ended March 31, 1994 as compared to the same period in 1993.

Effective January 1994, the Partnership reclassified its investment in the loan collateralized by the 45 West 45th Street Office Building to investment in joint ventures - affiliates from loans in substantive foreclosure. Participation in income of joint ventures - affiliates represents the Partnership's 25% share of the income of the Whispering Hills Apartments and 22% share of the income of the 45 West 45th Street Office Building for the quarter ended March 31, 1994 and the Partnership's 25% share of the income of the Whispering Hills Apartments for the quarter ended March 31, 1993. The addition of the 45 West 45th Street Office Building in 1994 resulted in an increase in income during the quarter ended March 31, 1994 as compared to the same period in 1993.

The allowance for potential losses provides for potential loan losses and is based upon loan loss experience for similar loans and for the industry, upon prevailing economic conditions and the General Partner's analysis of specific loans in the Partnership's portfolio. The Partnership did not recognize a provision for potential losses during the quarter ended March 31, 1994. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at March 31, 1994.

As a result of the prepayment of the underlying mortgage on The Glades on Ulmerton Apartments and the full amortization of the related deferred expenses, amortization expense increased during the quarter ended March 31, 1994 as compared to the same period in 1993.

Due to the loan foreclosures and prepayments during 1993, the total amount of loans outstanding decreased, resulting in decreased mortgage servicing fees during the quarter ended March 31, 1994 as compared to the same period in 1993.

Legal fees incurred during 1994 in connection with non-accrual loans and loan defaults were the primary reason administrative expenses increased during the quarter ended March 31, 1994 as compared to the same period in 1993.

Liquidity and Capital Resources

The Partnership's cash flow provided by operating activities during the quarter ended March 31, 1994 was generated by interest income received from the Partnership's loans receivable and short-term investments, and cash flow from the operation of the Partnership's properties held for sale. This cash flow was partially offset by the payment of administrative expenses and mortgage servicing fees. This cash flow and Partnership reserves were utilized for financing activities primarily consisting of distributions to Limited Partners and the General Partner, the prepayment of the underlying mortgage loan on The Glades on Ulmerton Apartments and the purchase of the underlying mortgage loan on Seven Trails West Apartments. As of March 31, 1994, the Partnership had undistributed Mortgage Reductions of approximately $5,006,000. Approximately $1,164,000 of this amount was distributed to Limited Partners in April 1994. The balance has been retained while the Partnership determines its working capital needs. The Partnership's cash or near cash position also fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month in the quarter as mortgage payments and cash flow from property operations are received.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant once it exceeds $250,000 annually or 20% of the property's rental and service income. All eight properties held by the Partnership at March 31, 1994, are generating positive cash flow, as compared to four of the five properties held by the Partnership at March 31, 1993. The Glades on Ulmerton apartment complex, located in Largo, Florida, generated a significant cash flow deficit after debt service payments during the quarter ended March 31, 1993 as a result of extensive repairs completed at the property during 1993. The General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

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

In February 1994, the Partnership prepaid the $2,241,349 underlying mortgage on The Glades on Ulmerton Apartments.

In March 1994, the Seven Trails West Apartments loan was extended for two years on the same terms as the previously modified loan, except for an increase in the interest rate from 10% to 11%. In connection with this extension, the Partnership received a $147,000 extension fee which has been included in interest income from loans receivable. In addition, in March 1994 the $4,689,871 underlying loan was purchased by the Partnership.

In April 1994, the Partnership received $600,000 from the borrower on the Cinnamon Square loan as settlement in full for additional interest owed totaling $1,141,771.

The loan collateralized by the Villa Medici apartment complex was placed in default by the Partnership in 1991. This borrower subsequently filed for protection under the U.S. Bankruptcy Code. In addition, in April 1993, the Partnership accelerated the second mortgage loan collateralized by the Springwells Park Apartments. During December 1993, this borrower filed for protection under the U.S. Bankruptcy Code. See Item 1. Legal Proceedings for additional information.

The Partnership and three affiliated partnerships (the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45th Street Office Building. The Partnership funded $5,000,000 of the total loan amount for a participating percentage of approximately 22%. In September 1991, the loan was placed in default due to the failure of the borrower to make payments due pursuant to the terms of the loan. The loan has been reclassified to investment in joint ventures - affiliates and the Participants intend to file foreclosure proceedings during 1994.

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

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from Cash Flow generated by interest and other payments made by borrowers under the Partnership's mortgage loans and by the operations of the Partnership's properties. Loan prepayments and repayments can initially cause Cash Flow to increase as prepayment premiums and participations are paid; however, thereafter, prepayments and repayments will have the effect of reducing Cash Flow. These fluctuations can be partially offset if prepayment or repayment proceeds are reinvested in new mortgage loans. If such proceeds are distributed rather than reinvested, Limited Partners will receive a return of capital and the dollar amount of Cash Flow available for distribution thereafter can be expected to decrease. Distribution levels can also vary as loans are placed on non-accrual status, modified or restructured and, if the Partnership has taken title to properties through foreclosure or otherwise, as a result of property operations.

In April 1994, the Partnership made a distribution of $2,921,378 ($6.65 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1994. This distribution includes a regular quarterly distribution of $4.00 per Interest from Cash Flow and a special distribution of $2.65 per Interest from Mortgage Reductions. The level of the regular quarterly distribution remained the same as the fourth quarter of 1993. In addition, during January 1994, the Partnership paid $329,479 to the General Partner as its distributive share of the Cash Flow distributed for the fourth quarter of 1993 and made a contribution of $109,826 to the Early Investment Incentive Fund.

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


                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings


Springwells Park Apartments

As previously described, the Partnership received three notes totaling $4,200,000 representing unpaid amounts upon the partial repayment of the first mortgage loan on Springwells Park Apartments (the "Property"). One of the notes was previously placed in default by the Partnership. The borrower then filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the U. S. Bankruptcy Court for the Eastern District of Michigan, (In re Springwell Properties Limited Partnership, Case No.: 93-53186), which stayed the non-judicial foreclosure proceedings commenced by the first mortgage holder, the Federal National Mortgage Association ("FNMA"). A hearing on FNMA's motion to lift the stay was held on May 5, 1994. The Partnership filed objection to this motion. No decision has been issued at this time. Pursuant to an agreement between the borrower and FNMA, if the borrower agrees to lift the stay FNMA has agreed to allow the borrower to redeem the Property by December 23, 1994, for $11,500,000 in satisfaction of FNMA's loan. In addition, the borrower filed a plan of reorganization which mirrors this agreement between the borrower and FNMA and also provides that the Partnership would receive $50,000 as payment in full under its notes and the Partnership's second mortgage lien would be extinguished. The Partnership would, however, be permitted to continue litigation against a principal of the borrower who guaranteed the notes ("Guarantor"). The Partnership filed objections to the plan on April 29, 1994.

The two remaining notes are collateralized by a second mortgage on other real property owned by an affiliate of the borrower ("Affiliate") and are also guaranteed by the Guarantor. The Affiliate filed for protection under Chapter 11 of the U. S. Bankruptcy Code in March 1993 (In re Aspen Hotel Partners Limited Partnership, U. S. Bankruptcy Court, Eastern District of Michigan, Case
No.: 93-42354) and, pursuant to a plan of reorganization confirmed by the bankruptcy court in February 1994, the Partnership received $45,000 in February 1994 and was scheduled to obtain $55,000 on or before May 1, 1994, at which time this second mortgage lien would be extinguished. This amount was not received. The Partnership intends to seek judgments against the Guarantor in satisfaction of all three notes, in excess of $4,000,000.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 dated January 16, 1984 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-87662) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13233) are incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALCOR PENSION INVESTORS-V

                              By: /s/ Thomas E. Meador
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-V, the General Partner


                              By: /s/ Allan Wood
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Mortgage Advisors-V, the General Partner


Date: May 11, 1994