Form 10-Q
period 1994-06-30
BALCOR PENSION INVESTORS V
filed 1994-08-11
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1994
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-13233
                       -------


                        BALCOR PENSION INVESTORS-V
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3254673
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                         BALCOR PENSION INVESTORS-V
                      (An Illinois Limited Partnership)

                               BALANCE SHEETS
                    June 30, 1994 and December 31, 1993
                                (Unaudited)


                                   ASSETS

                                                   1994           1993
                                              -------------  -------------
Cash and cash equivalents                     $ 14,578,623   $ 23,623,906
Escrow deposits - restricted                       977,830        379,685
Accounts and accrued interest receivable         1,194,800      1,285,486
Deferred expenses, net of accumulated
  amortization of $268,346 in 1994
  and $172,787 in 1993                             161,444        257,003
                                              -------------  -------------
                                                16,912,697     25,546,080
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - wrap-around, first
    and junior mortgages                        55,300,437     45,482,975
  Investment in acquisition loan                 8,548,520      8,587,042

Less:
  Loans payable - underlying mortgages           4,198,703      9,160,291
  Allowance for potential loan losses            5,957,614      5,957,614
                                              -------------  -------------
Net investment in loans receivable              53,692,640     38,952,112

Loans in substantive foreclosure (net of
  allowance of $1,300,000)                                     11,548,672
Real estate held for sale (net of allowance
  of $6,055,000 in 1994 and 1993)               41,730,697     41,430,697
Investment in joint ventures - affiliates        5,238,315      3,222,981
                                              -------------  -------------
                                               100,661,652     95,154,462
                                              -------------  -------------

                                              $117,574,349   $120,700,542
                                              =============  =============



                       LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable         $    169,105   $    266,687
Due to affiliates                                  288,808        136,721
Other liabilities, principally escrow
  deposits and accrued real estate taxes         1,591,845        927,341
Security deposits                                  350,774        290,169
Mortgage note payable                                           2,245,353
                                              -------------  -------------
    Total liabilities                            2,400,532      3,866,271

Partners' capital (439,305 Limited Partnership
  Interests issued and outstanding)            115,173,817    116,834,271
                                              -------------  -------------
                                              $117,574,349   $120,700,542
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-V
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1994 and 1993
                                (Unaudited)

                                                   1994           1993
                                              -------------  -------------
Income:
  Interest on loans receivable, loans in
    substantive foreclosure and from
    investment in acquisition loans           $  4,458,689   $  7,948,877
  Less interest on loans payable -
    underlying mortgages                           296,893        900,673
                                              -------------  -------------

  Net interest income on loans receivable        4,161,796      7,048,204
  Income from operations of real estate
    held for sale                                1,935,797      1,240,897
  Interest on short-term investments               330,359        531,698
  Participation income                                          6,271,284
  Participation in income of joint ventures -
    affiliates                                     281,142        186,249
                                              -------------  -------------
    Total income                                 6,709,094     15,278,332
                                              -------------  -------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                  1,000,000
  Amortization of deferred expenses                 95,559         16,846
  Mortgage servicing fees                           65,658         80,750
  Administrative                                   660,134        716,836
                                              -------------  -------------
    Total expenses                                 821,351      1,814,432
                                              -------------  -------------
Income before equity in loss from investment
  in acquisition loan                            5,887,743     13,463,900

Equity in loss from investment in
  acquisition loan                                 (38,522)       (49,378)
                                              -------------  -------------
Net income                                    $  5,849,221   $ 13,414,522
                                              =============  =============
Net income allocated to General Partner       $    584,922   $  1,341,452
                                              =============  =============
Net income allocated to Limited Partners      $  5,264,299   $ 12,073,070
                                              =============  =============
Net income per Limited Partnership Interest
  (439,305 issued and outstanding)            $      11.98   $      27.48
                                              =============  =============
Distributions to General Partner              $    634,552   $  1,659,597
                                              =============  =============
Distributions to Limited Partners             $  6,875,123   $ 22,953,686
                                              =============  =============
Distributions per Limited Partnership
  Interest                                    $      15.65   $      52.25
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-V
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 1994 and 1993
                                (Unaudited)


                                                   1994           1993
                                              -------------  -------------
Income:
  Interest on loans receivable, loans in
    substantive foreclosure and from
    investment in acquisition loans           $  2,458,360   $  4,282,482
  Less interest on loans payable -
    underlying mortgages                            91,392        267,910
                                              -------------  -------------
  Net interest income on loans receivable        2,366,968      4,014,572
  Income from operations of real estate
    held for sale                                  771,889        470,357
  Interest on short-term investments               150,748        289,896
  Participation income                                             68,284
  Participation in income of joint ventures -
    affiliates                                     152,883         91,420
                                              -------------  -------------
    Total income                                 3,442,488      4,934,529
                                              -------------  -------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                    500,000
  Amortization of deferred expenses                 11,040          8,423
  Mortgage servicing fees                           32,824         35,501
  Administrative                                   321,583        427,248
                                              -------------  -------------
    Total expenses                                 365,447        971,172
                                              -------------  -------------
Income before equity in loss from investment
  in acquisition loan                            3,077,041      3,963,357

Equity in loss from investment in
  acquisition loan                                 (19,261)       (24,689)
                                              -------------  -------------
Net income                                    $  3,057,780   $  3,938,668
                                              =============  =============
Net income allocated to General Partner       $    305,778   $    393,867
                                              =============  =============
Net income allocated to Limited Partners      $  2,752,002   $  3,544,801
                                              =============  =============
Net income per Limited Partnership Interest
  (439,305 issued and outstanding)            $       6.26   $       8.07
                                              =============  =============
Distribution to General Partner               $    195,247   $  1,354,524
                                              =============  =============
Distribution to Limited Partners              $  2,921,378   $ 20,208,030
                                              =============  =============
Distribution per Limited Partnership Interest $       6.65   $      46.00
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-V
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 1994 and 1993
                                (Unaudited)


                                                   1994           1993
                                              -------------  -------------
Operating activities:
  Net income                                  $  5,849,221   $ 13,414,522
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in loss from investment in
        acquisition loan                            38,522         49,378
      Participation in income of joint
        ventures - affiliates                     (281,142)      (186,249)
      Amortization of deferred expenses             95,559         16,846
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                                     1,000,000
      Accrued interest income due at maturity     (431,240)      (345,767)
      Collection of interest income due at
        maturity                                                  616,266
      Net change in:
        Escrow deposits - restricted              (598,145)      (392,421)
        Accounts and accrued interest
          receivable                                90,686      1,585,953
        Accounts and accrued interest payable      (97,582)      (192,968)
        Due to affiliates                          152,087         38,377
        Other liabilities                          664,504        343,662
        Security deposits                           60,605         11,423
                                              -------------  -------------
  Net cash provided by operating activities      5,543,075     15,959,022
                                              -------------  -------------
Investing activities:
  Capital contributions to joint venture -
    affiliate                                                      (5,625)
  Distributions from joint venture - affiliate     215,480        181,951
  Collection of principal payments on loans
    receivable                                     212,778     37,160,166
  Improvements to real estate                     (300,000)      (124,879)
                                              -------------  -------------
  Net cash provided by investing activities        128,258     37,211,613
                                              -------------  -------------
Financing activities:
  Distributions to Limited Partners             (6,875,123)   (22,953,686)
  Distributions to General Partner                (634,552)    (1,659,597)
  Principal payments on loans payable -
    underlying mortgages                          (271,717)      (445,735)
  Repayment of loans payable - underlying
    mortgages                                   (4,689,871)   (22,110,234)
  Principal payments on mortgage notes payable      (4,004)       (76,387)
  Repayment of mortgage note payable            (2,241,349)
  Payment of deferred expenses                                    (64,493)
                                              -------------  -------------
  Net cash used in financing activities        (14,716,616)   (47,310,132)
                                              -------------  -------------

Net change in cash and cash equivalents         (9,045,283)     5,860,503
Cash and cash equivalents at beginning
  of period                                     23,623,906     24,859,520
                                              -------------  -------------
Cash and cash equivalents at end of period    $ 14,578,623   $ 30,720,023
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.  Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1994, and all such adjustments are of a normal and recurring nature.

2.  Interest Expense:

During the six months ended June 30, 1994 and 1993, the Partnership incurred and paid interest expense on mortgage notes payable for properties held during the quarter of $34,585 and $142,968, respectively.

3.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1994 are:

                                             Paid
                                     --------------------
                                     Six Months   Quarter      Payable
                                     ----------- --------    ---------

    Mortgage servicing fees          $   65,668  $ 43,766     $ 10,941
    Property management fees            254,279   137,145       40,860
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       16,848    13,725       38,876
        Data processing                    None      None      110,931
        Investor communications           2,527     2,059        5,229
        Legal                             2,708     2,206        8,898
        Portfolio management             19,061    15,528       57,579
        Other                             7,819     6,370       15,494

4.  Subsequent Event:

In July 1994, the Partnership made a distribution of $1,757,220 ($4.00 per Interest) to the holders of Limited Partnership Interests which represented the quarterly distribution for the second quarter of 1994.

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

Operations
- - ----------

Summary of Net Income
- - ---------------------

In March 1993, the borrower of the wrap-around mortgage collateralized by the Valley West Shopping Center prepaid the loan in full. In connection with this prepayment, the Partnership received additional interest and participation income of approximately $7,900,000. In addition, in April 1993, the borrower of the wrap-around mortgage collateralized by the Lake Worth Mobile Home Park prepaid the mortgage note, in connection with which the Partnership recognized additional interest income. As a result, net income decreased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

Interest income on loans receivable decreased during the six months ended June 30, 1994 as compared to the same period in 1993 due to the Valley West loan prepayment in March 1993 and the Lake Worth loan prepayment in April 1993. The Lake Worth loan prepayment also resulted in a decrease in interest income on loans receivable during the quarter ended June 30, 1994 as compared to the same period in 1993. In addition, the Partnership received significant participation income from the Valley West loan prepayment.

Interest expense on loans payable decreased during the six months ended June 30, 1994 as compared to the same period in 1993 due to the Valley West loan prepayment and the purchase of the Seven Trails West Apartments underlying loan in March 1994. The latter transaction also resulted in a decrease in interest expense on loans payable during the quarter ended June 30, 1994 as compared to the same period in 1993.

The Partnership's four non-accrual loans at June 30, 1994 are collateralized by Fairview Plaza I and II located in Charlotte, North Carolina; Seven Trails West Apartments located in West Saint Louis, Missouri; Springwells Park Apartments located in Dearborn, Michigan; and Villa Medici Apartments located in Overland Park, Kansas. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. The funds advanced by the Partnership for these non-accrual loans totaled approximately $26,770,000, representing approximately 14% of the original funds advanced. Certain of these non-accrual loans are collateralized by properties located in areas which are experiencing weak rental markets due to various factors, including adverse local economic conditions, which have resulted in declining rental and occupancy rates. The reduced cash flows from these properties have adversely affected the borrowers' abilities to make mortgage payments to the Partnership on a timely basis. During the six months ended June 30, 1994, the Partnership received cash payments totaling approximately $1,725,000 of net interest income on these four loans. Under the terms of the original loan agreements, the Partnership would have received approximately $1,971,000 of net interest income during the six months ended June 30, 1994.

Income from operations of real estate held for sale represents net property operations on the Huntington Meadows apartment complex located in Arlington, Texas; the Comerica Plaza office building located in Dallas, Texas; the Union Tower office building located in Lakewood, Colorado; The Glades on Ulmerton apartment complex located in Largo, Florida; the International Teleport office building located in Alameda County, California; the Plantation apartment complex located in Temple Terrace, Florida; the Granada apartment complex located in Hillsborough County, Florida; and the Waldengreen apartment complex located in Orlando, Florida. These eight properties comprise approximately 35% of the Partnership's portfolio based on original funds advanced. The Partnership foreclosed on the Plantation, Granada and Waldengreen apartment complexes in April, June and September 1993, respectively. In addition, the Partnership completed a major repair and renovation program at The Glades on Ulmerton apartment complex in 1993 which resulted in improved operations in 1994. These increases were partially offset by the lease-up of the International Teleport Office Building which has resulted in higher leasing costs in 1994. As a result, income from operations of real estate held for sale increased for the six months and quarter ended June 30, 1994 as compared to the same periods in 1993. See Liquidity and Capital Resources for further information.

Due to the Valley West and Lake Worth loan prepayments and the timing of the subsequent distributions to partners, the Partnership's cash balances were significantly higher during 1993, which resulted in a decrease in interest income on short-term investments for the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

Participation in income of joint ventures - affiliates represents the Partnership's 25% share of the income of the Whispering Hills Apartments and 22% share of the income of the 45 West 45th Street Office Building loan which was reclassified to investment in joint ventures - affiliates, effective January 1994. The addition of the 45 West 45th Street Office Building in 1994 resulted in an increase in income during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

The allowance for potential losses provides for potential loan losses and is based upon loan loss experience for similar loans and for the industry, upon prevailing economic conditions and the General Partner's analysis of specific loans in the Partnership's portfolio. The Partnership did not recognize a provision for potential losses during the six months ended June 30, 1994. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at June 30, 1994.

As a result of the prepayment of the underlying mortgage on The Glades on Ulmerton Apartments and the full amortization of the related deferred expenses, amortization expense increased during the six months ended June 30, 1994 as compared to the same period in 1993.

Due to the loan foreclosures and prepayments during 1993, the total amount of loans outstanding decreased, resulting in decreased mortgage servicing fees during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

Legal fees incurred during 1993 in connection with foreclosures, non-accrual loans and loan defaults were the primary reason administrative expenses decreased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

Liquidity and Capital Resources
- - -------------------------------

The Partnership's cash flow provided by operating activities during the six months ended June 30, 1994 was generated by interest income received from the Partnership's loans receivable and short-term investments, and cash flow from the operation of the Partnership's properties held for sale. This cash flow was partially offset by the payment of administrative expenses and mortgage servicing fees. This cash flow and Partnership reserves were utilized for financing activities primarily consisting of distributions to Limited Partners and the General Partner, the prepayment of the underlying mortgage loan on The Glades on Ulmerton Apartments and the purchase of the underlying mortgage loan on Seven Trails West Apartments. The Partnership's cash or near cash position also fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month in the quarter as mortgage payments and cash flow from property operations are received.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant once it exceeds $250,000 annually or 20% of the property's rental and service income. All eight properties held by the Partnership at June 30, 1994, are generating positive cash flow, as compared to five of the six properties held by the Partnership at June 30, 1993, excluding Granada Apartments which was acquired through foreclosure in June 1993. The Glades on Ulmerton apartment complex, located in Largo, Florida, generated a significant cash flow deficit after debt service payments during the six months ended June 30, 1993 as a result of extensive repairs completed at the property during 1993. In addition, the Partnership prepaid the $2,241,349 underlying mortgage on this property in February 1994. Significant leasing costs of approximately $300,000 were incurred in 1994 at the International Teleport Office Building. These costs were not included in classifying the cash flow performance of the property since they are non-recurring expenditures. Had these costs been included, the property would have been classified as generating a significant cash flow deficit for the six months ended June 30, 1994. The General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

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

In March 1994, the Seven Trails West Apartments loan matured and was extended for two years on the same terms as the previously modified loan, except for an increase in the interest rate from 10% to 11%. In connection with this extension, the Partnership received a $147,000 extension fee. In addition, in March 1994 the $4,689,871 underlying first mortgage loan on the property was purchased by the Partnership.

The borrower of the loan collateralized by Cinnamon Square Apartments had previously repaid the loan except for accrued interest in the amount of $1,141,771 which was payable pursuant to the terms of a note executed by the borrower. In April 1994, the Partnership received $600,000 as a discounted pay-off of the note. In accordance with its accounting policies, the Partnership did not reflect this note in its financial statements; therefore, the discounted pay-off has been recognized as interest income during the second quarter of 1994.

The loan collateralized by the Villa Medici apartment complex was placed in default by the Partnership in 1991. This borrower subsequently filed for protection under the U.S. Bankruptcy Code. The Partnership anticipates acquiring title to the property during the latter half of 1994. In addition, in April 1993, the Partnership accelerated the second mortgage loan collateralized by the Springwells Park Apartments. During December 1993, this borrower filed for protection under the U.S. Bankruptcy Code. See Item 1. Legal Proceedings for additional information.

The Partnership and three affiliated partnerships (the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45th Street Office Building. The Partnership funded $5,000,000 of the total loan amount for a participating percentage of approximately 22%. In September 1991, the loan was placed in default. The Participants expect to file foreclosure proceedings during 1994.

The loan collateralized by the Noland Fashion Square shopping center located in Independence, Missouri, is recorded by the Partnership as an investment in an acquisition loan. The Partnership has recorded its share of the property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations has no effect on the cash flow of the Partnership. Amounts representing contractually required debt service are recorded as interest income.

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

In July 1994, the Partnership made a distribution of $1,757,220 ($4.00 per Interest) to the holders of Limited Partnership Interests which represented the quarterly distribution for the second quarter of 1994. The level of the regular quarterly distribution remained the same as the first quarter of 1994. In addition, during April 1994, the Partnership paid $146,435 to the General Partner as its distributive share of the Cash Flow distributed for the first quarter of 1994 and made a contribution of $48,812 to the Early Investment Incentive Fund.

During the quarter ended June 30, 1994, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 1,374 Interests from Limited Partners at a total cost of $429,856.

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

                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- - --------------------------

Springwells Park Apartments:

The Partnership received three promissory notes in 1990 totaling $4,200,000 representing unpaid amounts upon the partial repayment of the first mortgage loan secured by the Springwells Park Apartments (the "Property"). One of the notes collateralized by a second mortgage on the Property was subsequently placed in default. In May 1993, the Partnership filed a claim against the borrower and a principal of the borrower (the "Guarantor") to enforce a guarantee by the Guarantor (Circuit Court of Wayne County, Michigan, Balcor Pension Investors-V v. Springwells Properties Limited Partnership, et. al., Case No.: 93-313288CH). The borrower filed a counterclaim in this action alleging lender liability claims against the Partnership. On June 3, 1994, a judgment was entered which awarded the Partnership approximately $2,300,000 from the Guarantor, and the counterclaims filed by the borrower against the Partnership alleging lender liability claims were dismissed with prejudice. On May 10, 1994, the borrower filed an appeal of the dismissal of the counterclaims and the award. No hearing date on the appeal has been set.

In October 1993, the holder of the first mortgage loan collateralized by the Property, the Federal National Mortgage Association ("FNMA"), filed non-judicial foreclosure proceedings against the Property. Subsequently, in December 1993, the borrower filed bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code (In re Springwell Properties Limited Partnership, U.S. Bankruptcy Court for the Eastern District of Michigan, Case No.: 93-53186-G). On May 18, 1994, a motion filed by FNMA to lift the stay imposed by the Bankruptcy Court in order to proceed with a foreclosure of the Property was granted. On May 27, 1994, FNMA was the successful bidder for the Property at the foreclosure sale. Each of the borrower and the Partnership (as a junior mortgage holder) have six months from the day of the foreclosure sale to redeem the Property, or else FNMA will own the Property and the Partnership's second mortgage lien will be extinguished. FNMA has signed an agreement to extend the redemption period and allow the borrower to repay the loan at a discount for $11,500,000 through December 23, 1994, in satisfaction of FNMA's loan of $13,000,000. The borrower has also filed a motion to dismiss the bankruptcy case. No hearing date has been set. The Partnership is negotiating with FNMA for a similar type of agreement wherein the Partnership would have until early 1995 to redeem the Property at a discount from the amount of FNMA's loan.

The two remaining notes are collateralized by a second mortgage on other real property owned by an affiliate of the borrower ("Affiliate") and are also guaranteed by the Guarantor. Pursuant to litigation commenced in November 1992 against the Guarantor under these two notes, which have been in default since 1990 (Balcor Pension Investors V v. Springwells Properties Limited Partnership and Anthony S. Brown, Circuit Court of Cook County, Case No.: 92-L-13994), the Partnership obtained a judgment of approximately $2,770,597 against the Guarantor on May 31, 1994.

Additionally, in March 1993, the Affiliate filed bankruptcy proceedings under Chapter 11 of the U. S. Bankruptcy Code (In re Aspen Hotel Partners Limited Partnership, U. S. Bankruptcy Court, Eastern District of Michigan, Case No.:
93-42354). Pursuant to a plan of reorganization confirmed by the Bankruptcy Court in February 1994, the Guarantor was obligated to pay the Partnership $55,000 on or before May 1, 1994, at which time the second mortgage lien would be released. This amount was not received, and the borrower has filed a motion for an extension to allow them additional time to pay the $55,000. A hearing on this motion is set for the latter half of 1994.

Whispering Hills Apartments:

The settlement negotiated between Balcor Mortgage Advisors, Inc., acting as nominee for the Partnership and an affiliate (together, the "Participants"), the borrower of the loan collateralized by Whispering Hills Apartments ("Borrower") and the insurance carriers for the seller of the property to the Borrower ("Seller") was approved on July 5, 1994 by the Bankruptcy Court in which the Seller and its general partner had filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of California, In re Catwil Corporation (Case No.:92-91348) and In re
Sixty Ninth Street Associates (Case No.: 92-91349).   As part of the settlement
agreement, the insurance carriers agreed to pay the Participants and the Borrower a total of $1,000,000 in full satisfaction of their claims in the bankruptcy case. Additionally, as part of the settlement, the Participants and the Borrower have dismissed all proceedings filed by them against the Seller (District Court of Johnson County, Kansas, Arnold L. Porath et al. vs. Robertson Homes and Catwil Corporation, and Sixty Ninth Street Associates, Case
No.: 88-C-2457), and have withdrawn their claims in the bankruptcy case. The Participants expect to receive the $1,000,0000 settlement during the third quarter of 1994, all of which will be applied to the outstanding amount due under the loan.

Villa Medici Apartments:

In the bankruptcy proceedings filed by the borrower of the first mortgage loan collateralized by the Villa Medici Apartments (the "Property"), under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Kansas, In re Wiston XXIV Limited Partnership (Case No.: 91-40410-11), the borrower previously appealed the Bankruptcy Court's denial of its plan of reorganization. In July 1994, the Bankruptcy Court dismissed the borrower's appeal. As a result, the Partnership has resumed its foreclosure proceedings in the District Court of Johnson County, Kansas, Balcor Pension Investors-V vs. Wiston XXIV Limited Partnership, et al., Case No. 92-C-11570, against the borrower and anticipates acquiring title to the Property during the latter half of 1994.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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


(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS-V



                              By: /s/Thomas E. Meador
                                  ----------------------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-V, the General Partner



                              By: /s/Allan Wood
                                  ----------------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Mortgage Advisors-V, the General Partner


Date: August 10, 1994
      ------------------------------