Form 10-Q
period 1994-09-30
BALCOR PENSION INVESTORS V
filed 1994-11-14
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

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

                                   BALANCE SHEETS
                     September 30, 1994 and December 31, 1993
                                    (Unaudited)

                                       ASSETS
                                                    1994          1993
                                               ------------- -------------
Cash and cash equivalents                      $ 15,585,635  $ 23,623,906
Escrow deposits - restricted                      1,001,160       379,685
Accounts and accrued interest receivable          1,238,253     1,285,486
Deferred expenses, net of accumulated
  amortization of $279,386 in 1994
  and $172,787 in 1993                              150,404       257,003
                                               ------------- -------------
                                                 17,975,452    25,546,080
                                               ------------- -------------
Investment in loans receivable:
  Loans receivable - wrap-around, first
    and junior mortgages                         55,370,966    55,081,975
  Investment in acquisition loan                  8,529,259     8,587,042

Less:
  Loans payable - underlying mortgages            4,089,991     9,160,291
  Allowance for potential loan losses             5,957,614     5,957,614
                                               ------------- -------------
Net investment in loans receivable               53,852,620    48,551,112

Real estate held for sale (net of allowance
    of $6,055,000 in 1994 and 1993)              41,739,086    41,430,697
Investment in joint ventures - affiliates         5,003,968     5,172,653
                                               ------------- -------------
                                                100,595,674    95,154,462
                                               ------------- -------------

                                               $118,571,126  $120,700,542
                                               ============= =============



                           LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable          $    190,789  $    266,687
Due to affiliates                                   261,662       136,721
Other liabilities, principally escrow
  deposits and accrued real estate taxes          1,915,392       927,341
Security deposits                                   352,295       290,169
Mortgage note payable                                           2,245,353
                                               ------------- -------------
    Total liabilities                             2,720,138     3,866,271

Partners' capital (439,305 Limited Partnership
  Interests issued and outstanding)             115,850,988   116,834,271
                                               ------------- -------------
                                               $118,571,126  $120,700,542
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                             BALCOR PENSION INVESTORS-V
                          (An Illinois Limited Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                     (Unaudited)

                                                    1994          1993
                                               ------------- -------------
Income:
  Interest on loans receivable and from
    investment in acquisition loans            $  6,351,967  $  9,848,929
  Less interest on loans payable -
    underlying mortgages                            385,722     1,101,436
                                               ------------- -------------
  Net interest income on loans receivable         5,966,245     8,747,493
  Income from operations of real estate
    held for sale                                 2,830,724     1,812,410
  Interest on short-term investments                509,852       723,813
  Participation income                                          6,271,284
  Participation in income (loss) of joint
    ventures - affiliates                           371,412      (724,591)
                                               ------------- -------------
    Total income                                  9,678,233    16,830,409
                                               ------------- -------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                  5,600,000
  Amortization of deferred expenses                 106,599        25,270
  Mortgage servicing fees                            98,483       117,103
  Administrative                                    936,509     1,036,897
                                               ------------- -------------
    Total expenses                                1,141,591     6,779,270
                                               ------------- -------------
Income before equity in loss from investment
  in acquisition loan                             8,536,642    10,051,139

Equity in loss from investment in
  acquisition loan                                  (57,783)      (74,067)
                                               ------------- -------------
Net income                                     $  8,478,859  $  9,977,072
                                               ============= =============
Net income allocated to General Partner        $    847,886  $    997,707
                                               ============= =============
Net income allocated to Limited Partners       $  7,630,973  $  8,979,365
                                               ============= =============
Net income per Limited Partnership Interest
  (439,305 issued and outstanding)             $      17.37  $      20.44
                                               ============= =============
Distributions to General Partner               $    829,799  $  1,854,844
                                               ============= =============
Distributions to Limited Partners              $  8,632,343  $ 26,907,431
                                               ============= =============
Distributions per Limited Partnership
  Interest                                     $      19.65  $      61.25
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                             BALCOR PENSION INVESTORS-V
                          (An Illinois Limited Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                     (Unaudited)

                                                    1994          1993
                                               ------------- -------------
Income:
  Interest on loans receivable and from
    investment in acquisition loans            $  1,893,278  $  2,105,501
  Less interest on loans payable -
    underlying mortgages                             88,829       200,763
                                               ------------- -------------
  Net interest income on loans receivable         1,804,449     1,904,738
  Income from operations of real estate
    held for sale                                   894,927       571,513
  Interest on short-term investments                179,493       192,115
  Participation in income (loss) of joint
    ventures - affiliates                            90,270    (1,116,289)
                                               ------------- -------------
    Total income                                  2,969,139     1,552,077
                                               -------------  ------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                  4,600,000
  Amortization of deferred expenses                  11,040         8,424
  Mortgage servicing fees                            32,825        36,353
  Administrative                                    276,375       320,061
                                               ------------- -------------
    Total expenses                                  320,240     4,964,838
                                               ------------- -------------
Income (loss) before equity in loss from
  investment in acquisition loan                  2,648,899    (3,412,761)

Equity in loss from investment in
  acquisition loan                                  (19,261)      (24,689)
                                               ------------- -------------
Net income (loss)                              $  2,629,638  $ (3,437,450)
                                               ============= =============
Net income (loss) allocated to General Partner $    262,964  $   (343,745)
                                               ============= =============
Net income (loss) allocated to Limited
  Partners                                     $  2,366,674  $ (3,093,705)
                                               ============= =============
Net income (loss) per Limited Partnership
  Interest (439,305 issued and outstanding)    $       5.39  $      (7.04)
                                               ============= =============
Distribution to General Partner                $    195,247  $    195,247
                                               ============= =============
Distribution to Limited Partners               $  1,757,220  $  3,953,745
                                               ============= =============
Distribution per Limited Partnership
  Interest                                     $       4.00  $       9.00
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                              BALCOR PENSION INVESTORS-V
                           (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1994 and 1993
                                     (Unaudited)


                                                    1994          1993
                                               ------------- -------------
Operating activities:
  Net income                                   $  8,478,859  $  3,705,788
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in loss from investment in
        acquisition loan                             57,783        74,067
      Participation in (income) loss of joint
        ventures - affiliates                      (371,412)    1,053,257
      Amortization of deferred expenses             106,599        25,270
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                                     5,600,000
      Accrued interest income due at maturity (662,301) (531,441) Collection of interest income due at
        maturity                                     87,069       616,266
      Net change in:
        Escrow deposits - restricted               (621,475)     (354,388)
        Accounts and accrued interest
          receivable                                 47,233     1,620,896
        Accounts and accrued interest payable       (75,898)     (176,433)
        Due to affiliates                           124,941        (7,326)
        Other liabilities                           988,051       739,961
        Security deposits                            62,126        30,033
                                               ------------- -------------
  Net cash provided by operating activities       8,221,575    12,395,950
                                               ------------- -------------
Investing activities:
  Capital contributions to joint venture -
    affiliate                                                      (5,625)
  Distributions from joint venture - affiliate      540,097       235,388
  Collection of principal payments on loans
    receivable                                      286,241    37,229,110
  Improvements to real estate                      (308,389)     (413,879)
  Payment of expenses on real estate
    acquired through foreclosure                                 (344,577)
                                               ------------- -------------
  Net cash provided by investing activities         517,949    36,700,417
                                               ------------- -------------
Financing activities:
  Distributions to Limited Partners              (8,632,343)  (26,907,431)
  Distributions to General Partner                 (829,799)   (1,854,844)
  Principal payments on loans payable -
    underlying mortgages                           (380,429)     (627,015)
  Repayment of loans payable - underlying
    mortgages                                    (4,689,871)  (22,110,234)
  Principal payments on mortgage notes payable       (4,004)      (87,947)
  Repayment of mortgage notes payable            (2,241,349)   (3,494,920)
  Payment of deferred expenses                                    (87,402)
                                               ------------- -------------
  Net cash used in financing activities         (16,777,795)  (55,169,793)
                                               ------------- -------------

Net change in cash and cash equivalents          (8,038,271)   (6,073,426)
Cash and cash equivalents at beginning
  of period                                      23,623,906    24,859,520
                                               ------------- -------------
Cash and cash equivalents at end of period     $ 15,585,635  $ 18,786,094
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred and paid interest expense on mortgage notes payable for properties held of $34,585 and $223,775, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Mortgage servicing fees            $ 87,552  $ 21,884      $21,882
    Property management fees            388,245   133,966       45,145
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       55,178    38,330       40,322
        Data processing                  12,529    12,529       81,016
        Investor communications           8,274     5,747        7,811
        Legal                             8,868     6,160        8,452
        Portfolio management             62,426    43,365       46,056
        Other                            25,608    17,789       10,978

4. Subsequent Event:

In October 1994, the Partnership made a distribution of $1,757,220 ($4.00 per Interest) to the holders of Limited Partnership Interests which represented the quarterly distribution for the third quarter of 1994.

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

Operations
- - ----------

Summary of Net Income
- - ---------------------

In March 1993, the borrower of the wrap-around mortgage collateralized by the Valley West Shopping Center prepaid the loan in full. In connection with this prepayment, the Partnership received additional interest and participation income of approximately $7,900,000. In addition, in April 1993, the borrower of the wrap-around mortgage collateralized by the Lake Worth Mobile Home Park prepaid the mortgage note, in connection with which the Partnership recognized additional interest income. The Partnership also recognized a provision for potential losses on loans, real estate and accrued interest receivable during the nine months and quarter ended September 30, 1993. As a result, net income decreased during the nine months ended September 30, 1994 as compared to the same period in 1993 and net income was generated during the quarter ended September 30, 1994 as compared to a net loss during the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

Interest income on loans receivable decreased during the nine months ended September 30, 1994 as compared to the same period in 1993 due to the Valley West loan prepayment in March 1993 and the Lake Worth loan prepayment in April 1993. In addition, the Partnership received significant participation income from the Valley West loan prepayment in 1993.

Interest expense on loans payable decreased during the nine months ended September 30, 1994 as compared to the same period in 1993 due to the Valley West loan prepayment and the purchase of the Seven Trails West Apartments underlying loan in March 1994. The latter transaction also resulted in a decrease in interest expense on loans payable during the quarter ended September 30, 1994 as compared to the same period in 1993.

The Partnership's four non-accrual loans at September 30, 1994 are collateralized by Fairview Plaza I and II located in Charlotte, North Carolina; Seven Trails West Apartments located in West Saint Louis, Missouri;
Springwells Park Apartments located in Dearborn, Michigan; and Villa Medici Apartments located in Overland Park, Kansas. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. The funds advanced by the Partnership for these non-accrual loans totaled approximately $26,770,000, representing approximately 14% of the original funds advanced. Certain of these non-accrual loans are collateralized by properties located in areas which are experiencing weak rental markets due to various factors, including adverse local economic conditions, which have resulted in declining rental and occupancy rates. The reduced cash flows from these properties have adversely affected the borrowers' abilities to make mortgage payments to the Partnership on a timely basis. During the nine months ended September 30, 1994, the Partnership received cash payments totaling approximately $2,683,000 of net interest income on these four loans. Under the terms of the original loan agreements, the Partnership would have received approximately $3,023,000 of net interest income during the nine months ended September 30, 1994.

Income from operations of real estate held for sale represents net property operations on the Huntington Meadows apartment complex located in Arlington, Texas; the Comerica Plaza office building located in Dallas, Texas; the Union Tower office building located in Lakewood, Colorado; The Glades on Ulmerton apartment complex located in Largo, Florida; the International Teleport office building located in Alameda County, California; the Plantation apartment complex located in Temple Terrace, Florida; the Granada apartment complex located in Hillsborough County, Florida; and the Waldengreen apartment complex located in Orlando, Florida. These eight properties comprise approximately 35% of the Partnership's portfolio based on original funds advanced. The Partnership foreclosed on the Plantation, Granada and Waldengreen apartment complexes in April, June and September 1993, respectively. In addition, the Partnership completed a major repair and renovation program at The Glades on Ulmerton apartment complex in 1993 which resulted in improved operations in 1994. These increases in income from operations of real estate held for sale were partially offset by the expenses required for the lease-up of the International Teleport Office Building which has resulted in higher operating costs in 1994. As a result, income from operations of real estate held for sale increased for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. See Liquidity and Capital Resources for further information.

Due to the Valley West and Lake Worth loan prepayments in 1993 and the timing of the subsequent distributions to partners, the Partnership's cash balances were significantly higher during 1993, which resulted in a decrease in interest income on short-term investments for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Participation in income or loss of joint ventures - affiliates represents the Partnership's 25% share of the income of the Whispering Hills Apartments and 22% share of the income or loss of the 45 West 45th Street Office Building loan. The Partnership recognized its share of a decline in the fair value of the 45 West 45th Street Office Building during 1993. This resulted in income from joint ventures - affiliates during the nine months and quarter ended September 30, 1994 as compared to a loss during the same periods in 1993.

The allowance for potential losses provides for potential loan losses and is based upon loan loss experience for similar loans and for the industry, upon prevailing economic conditions and the General Partner's analysis of specific loans in the Partnership's portfolio. The Partnership did not recognize a provision for potential losses during the nine months ended September 30, 1994. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at September 30, 1994.

As a result of the prepayment of the underlying mortgage loan on The Glades on Ulmerton Apartments and the full amortization of the related deferred expenses, amortization expense increased during the nine months ended September 30, 1994 as compared to the same period in 1993.

Due to the loan foreclosures and prepayments during 1993, the total amount of loans outstanding decreased, resulting in decreased mortgage servicing fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Legal fees incurred during 1993 in connection with foreclosures, non-accrual loans and loan defaults were the primary reason administrative expenses decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Liquidity and Capital Resources
- - -------------------------------

The Partnership's cash flow provided by operating activities during the nine months ended September 30, 1994 was generated by net interest income received from the Partnership's loans receivable and short-term investments, and cash flow from the operation of the Partnership's properties held for sale. This cash flow was partially offset by the payment of administrative expenses and mortgage servicing fees. This cash flow, Partnership reserves and cash flow from investing activities were utilized for financing activities primarily consisting of distributions to Limited Partners and the General Partner, the prepayment of the underlying mortgage loan on The Glades on Ulmerton Apartments and the purchase of the underlying mortgage loan on Seven Trails West Apartments. The Partnership's cash or near cash position also fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month in the quarter as mortgage payments and cash flow from property operations are received.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant once it exceeds $250,000 annually or 20% of the property's rental and service income. All eight properties held by the Partnership at September 30, 1994, are generating positive cash flow, as compared to six of the seven properties held by the Partnership at September 30, 1993, excluding Waldengreen Apartments which was acquired through foreclosure in September 1993. The Glades on Ulmerton apartment complex generated a significant cash flow deficit after debt service payments during the nine months ended September 30, 1993 as a result of extensive repairs completed at the property during 1993. In addition, the Partnership prepaid the $2,241,349 underlying mortgage on this property in February 1994. Significant leasing costs of approximately $300,000 were incurred in 1994 at the International Teleport Office Building, which were not included in classifying the cash flow performance of the property since they are non-recurring expenditures. Had these costs been included, the property's cash flow would have been classified as a marginal deficit for the nine months ended September 30, 1994. The General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

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

In March 1994, the Seven Trails West Apartments loan matured and was extended for two years on the same terms as the previously modified loan, except for an increase in the interest rate from 10% to 11%. In connection with this extension, the Partnership received a $147,000 extension fee. In addition, in March 1994 the $4,689,871 underlying first mortgage loan on the property was purchased by the Partnership at face value.

The borrower of the loan collateralized by Cinnamon Square Apartments had previously repaid the loan except for accrued interest in the amount of $1,141,771 which was payable pursuant to the terms of a note executed by the borrower. In April 1994, the Partnership received $600,000 as a discounted pay-off of the note, which the General Partner believed was in the best interests of the Partnership. In accordance with its accounting policies, the Partnership did not reflect this note in its financial statements; therefore, the discounted pay-off has been recognized as interest income during the second quarter of 1994.

In September 1994, the Partnership and an affiliate received $1,000,000 as settlement in full with the seller of the Whispering Hills Apartments and their insurance companies. The Partnership's share of this settlement was $250,000. See Item 1. Legal Proceedings for additional information.

The loan collateralized by the Villa Medici apartment complex was placed in default by the Partnership in 1991. This borrower subsequently filed for protection under the U.S. Bankruptcy Code. In addition, in April 1993, the Partnership accelerated the second mortgage loan collateralized by the Springwells Park Apartments. During December 1993, this borrower filed for protection under the U.S. Bankruptcy Code, and these proceedings were dismissed in September 1994. See Item 1. Legal Proceedings for additional information on both of these loans.

The Partnership and three affiliated partnerships (the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building. The Partnership funded $5,000,000 of the total loan amount for a participating percentage of approximately 22%. In September 1991, the loan was placed in default. The Participants filed consensual foreclosure proceedings during October 1994. See Item 1. Legal Proceedings for additional information.

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

In October 1994, the Partnership made a distribution of $1,757,220 ($4.00 per Interest) to the holders of Limited Partnership Interests which represented the quarterly distribution for the third quarter of 1994. The level of the regular quarterly distribution remained the same as the second quarter of 1994. In addition, during October 1994, the Partnership paid $146,435 to the General Partner as its distributive share of the Cash Flow distributed for the third quarter of 1994 and made a contribution of $48,812 to the Early Investment Incentive Fund.

During the quarter ended September 30, 1994, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase approximately 527 Interests from Limited Partners at a total cost of $164,225.

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

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

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

                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- - -------------------------

45 West 45th Street Office Building
- - -----------------------------------

As previously reported the Partnership and three affiliates (together, the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building. The Partnership funded $5,000,000 of the loan for a participating percentage of 21.74%. The loan was placed in default, and after modification negotiations between the Participants and the borrower were unsuccessful, the borrower agreed to an uncontested foreclosure. On October 7, 1994, the Participants filed consensual foreclosure proceedings against the borrower in the Supreme Court of the State of New York, City of New York, Balcor Mortgage Advisors, Inc. vs. 45 W. 45th Street Associates (Case
No.: 128631/94). The Participants expect to obtain title to the property by the end of the first quarter of 1995 and, until such time, continue to receive all net cash flow from property operations which is being applied against the loan.

Springwells Park Apartments
- - ---------------------------

As previously reported, the Partnership received three promissory notes totaling $4,200,000 representing unpaid amounts upon the partial repayment of the first mortgage loan secured by the Springwells Park Apartments (the "Property"). In June 1994, a judgment was entered pursuant to a claim filed by the Partnership against the borrower and a principal of the borrower (the "Guarantor") to enforce a guarantee by the Guarantor (Circuit Court of Wayne County, Michigan, Balcor Pension Investors-V v. Springwells Properties Limited Partnership, et. al., Case No.: 93-313288CH). In June 1994, the court awarded the Partnership approximately $2,300,000 from the Guarantor, which has not yet been received. The Partnership continues to pursue collection of the judgment.

In October 1993, the holder of the first mortgage loan collateralized by the Property, the Federal National Mortgage Association ("FNMA"), filed non-judicial foreclosure proceedings against the property. In May 1994, FNMA was the successful bidder for the Property at a foreclosure sale. The borrower and the Partnership each have until December 1994 to redeem the Property, or FNMA will be the owner, in which case the Partnership's second mortgage lien will be extinguished. The Partnership has also been given the option by FNMA to purchase the Property for $12,000,000. The Partnership is currently reviewing
its options regarding the Property.   The borrower's bankruptcy proceedings,
which had been filed in December 1993 in response to FNMA's foreclosure action, under Chapter 11 of the U.S. Bankruptcy Code (In re Springwell Properties Limited Partnership, U.S. Bankruptcy Court for the Eastern District of Michigan, Case No.: 93-53186-G) were dismissed on September 8, 1994.

The two remaining notes are collateralized by a second mortgage on other real property owned by an affiliate of the borrower ("Affiliate") and are also guaranteed by the Guarantor. The Affiliate previously filed bankruptcy proceedings under Chapter 11 of the U. S. Bankruptcy Code (In re Aspen Hotel Partners Limited Partnership, U.S. Bankruptcy Court, Eastern District of Michigan, Case No.: 93-42354). Pursuant to a confirmed plan of reorganization, the Partnership received $45,000 in February 1994 and $55,000 in October 1994, which was applied against the $2,770,597 judgment awarded the Partnership pursuant to the litigation filed by the Partnership against the Affiliate (Balcor Pension Investors V v. Springwells Properties Limited Partnership and Anthony S. Brown, Circuit Court of Cook County, Case No.: 92-L-13994) and the Partnership will release its second mortgage lien on the property. The Partnership continues to pursue the Guarantor for collection of the balance of the $2,770,597 judgment awarded the Partnership pursuant to the litigation, as well as the aforementioned $2,300,000 judgment.

Villa Medici Apartments
- - -----------------------

In the bankruptcy proceedings filed by the borrower of the first mortgage loan collateralized by the Villa Medici Apartments (the "Property"), under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Kansas, In re Wiston XXIV Limited Partnership (Case No.: 91-40410-11), the Bankruptcy Court dismissed the borrower's appeal of the court's denial of its plan of reorganization and the Partnership resumed its foreclosure proceedings in the District Court of Johnson County, Kansas, Balcor Pension Investors-V vs. Wiston XXIV Limited Partnership, et al., Case No. 92-C-11570. The borrower has now filed an appeal of the Bankruptcy Court's decision in the U.S. Court of Appeals for the 10th Circuit, Wiston XXIV Limited Partnership vs. Balcor Pension Investors-V (Case No.: 94-3281). The foreclosure proceedings have been stayed pending the outcome of the appeal. The Partnership filed a motion to vacate the stay in the Circuit Court. A hearing on the Partnership's motion has not yet been scheduled.

Whispering Hills Apartments
- - ---------------------------

In July 1994, Balcor Mortgage Advisors, Inc., nominee for the Partnership and an affiliate (together, the "Participants"), the borrower of the loan collateralized by Whispering Hills Apartments ("Borrower") and the insurance carriers for the seller of the property ("Seller") to the Borrower, executed a settlement agreement in which the insurance carriers agreed to pay the Participants $1,000,000 in full satisfaction of their claims arising from construction defects at the property (District Court of Johnson County, Kansas, Arnold L. Porath et al. v. Robertson Homes and Catwil Corporation, and Sixty Ninth Street Associates, Case No.: 88-C-2457). On September 30, 1994, the Participants received the $1,000,000, which has been applied against the principal balance due under the loan. As part of the settlement, the Participants and the Borrower also agreed to drop the claims in the bankruptcy proceedings filed by the Seller and its general partner in the bankruptcy cases filed in the U.S. Bankruptcy Court for the Eastern District of California, In re Catwil Corporation (Case No.: 92-91348) and In re Sixty Ninth Street Associates (Case No.: 92-91349).

Williams proposed class action
- - ------------------------------

With respect to the proposed class action lawsuit filed in the U. S. District Court, Northern District of Illinois (Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No. 90-C-0726), against the Partnership and certain affiliated entities, in May 1993, the Court issued an opinion and order denying the plaintiffs' motion for class certification based in part on the inadequacy of the individual plaintiffs representing the proposed class. Further, the Court granted the defendants' motion for certain sanctions against plaintiffs' counsel and ordered the plaintiffs' counsel to pay the defendants' attorneys' fees incurred with the class certification motion. The defendants filed a petition for reimbursement of their fees and costs from plaintiffs' counsel which remains pending. A motion previously filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied on August 18, 1994.

In July 1993, the Court gave plaintiffs leave to retain new counsel and to propose new individual class representatives. The plaintiffs retained new counsel and proposed three new individual class representatives. The defendants conducted discovery regarding the proposed new class representatives and, in February 1994, filed a response to the plaintiffs' latest motion for class certification. On July 29, 1994, the Court indicated an intent to certify a class relating to the plaintiffs' securities fraud claims, but gave leave for the defendants to file a further motion opposing class certification. On August 26, 1994, the defendants filed a motion which has been briefed. The motion remains pending.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.

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


Date: November 14, 1994
      ------------------------------