Form 10-K
BALCOR PENSION INVESTORS V
filed 1995-03-30
CIK 732350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-13233
                       -------

                           BALCOR PENSION INVESTORS-V
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3254673
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

Balcor Pension Investors-V (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $219,652,500 from sales of Limited Partnership Interests. The Registrant's operations currently consist of investment in wrap-around mortgage loans and first mortgage loans. The Registrant is also currently operating nine properties acquired through foreclosure. All information included in this report relates to this industry segment.

The Registrant originally funded thirty-four loans. A portion of the Mortgage Reductions generated by repayments was reinvested in five additional loans and a second funding on an existing loan, and a portion was distributed to Limited Partners. The remainder was added to working capital reserves. As a result of the repayments, foreclosures and write-offs of thirty loans, the Registrant currently has eight loans in its portfolio. Ten properties were acquired through foreclosure and two loans were reclassified to investment in joint ventures-affiliates. The Registrant sold one of the properties and currently has nine properties and two investments in joint ventures-affiliates in its portfolio. See Item 2. Properties for additional information.

During 1994, the Registrant extended the previously modified Seven Trails West Apartments loan receivable. In connection with this extension, the underlying first mortgage loan on the property was purchased by the Registrant. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

During 1994, the Registrant repaid the mortgage note payable on The Glades on Ulmerton Apartments. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

In February 1995, the Registrant and three affilates acquired title to the 45 West 45th Street Office Building through foreclosure. See Item 3. Legal Proceedings for additional information.

In March 1995, the Registrant made a successful bid at the foreclosure sale for the Villa Medici Apartments and received title to the property on March 27, 1995. This property is classified as real estate held for sale at December 31, 1994. See Item 3. Legal Proceedings for additional information.

The Registrant, by virtue of its ownership of real estate acquired through foreclosure, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Mortgage Advisors-V, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

The Registrant acquired the nine properties and two minority joint venture interests described below:

Location                      Description of Property
--------                      -----------------------

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

Alameda County, California    Harbor Bay: a two-story office building
                              containing approximately 120,000 square feet.

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

Overland Park, Kansas         Villa Medici: a 159-unit apartment complex
                              located on approximately 16 acres.

Orlando, Florida              Waldengreen Apartments: a 276-unit apartment
                              complex located on approximately 15 acres.

The Registrant also holds minority joint venture interests in the Whispering Hills Apartments located in Overland Park, Kansas and the 45 West 45th Street Office Building located in New York, New York.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding these properties.

Item 3.  Legal Proceedings
--------------------------

(a) Springwells Park Apartments

In 1990, the Registrant received three promissory notes totaling $4,200,000 representing unpaid amounts upon the partial repayment of the first mortgage loan secured by the Springwells Park Apartments (the "Property"). In 1993, one of the notes, in the amount of $2,300,000, collateralized by a second mortgage on the Property, was placed in default and the Registrant commenced foreclosure proceedings in the Circuit Court of Wayne County, Michigan, Balcor Pension Investors-V vs. Springwells Properties Limited Partnership, et. al., Case No.:
93-313288CH, and filed a claim against the borrower and a principal of the borrower (the "Guarantor") to enforce a guarantee by the Guarantor. In May 1993, the borrower filed a counterclaim against the Registrant alleging lender liability claims. In June 1994, a judgment was entered in which the Circuit Court awarded the Registrant approximately $2,300,000 from the Guarantor and the counterclaims filed against the Registrant were dismissed with prejudice.

In October 1993, the first mortgage holder filed non-judicial foreclosure proceedings against the Property and in May 1994, was the successful bidder for the Property at a foreclosure sale. Upon expiration of the statutory redemption period, the Registrant's second mortgage was released.

The two remaining notes were collateralized by a second mortgage on other property owned by an affiliate of the borrower ("Affiliate") and were guaranteed by the Guarantor. Pursuant to a plan of reorganization in the bankruptcy of the Affiliate, the Registrant received $100,000 in 1994, which was applied against the $2,770,597 litigation judgment previously awarded the Registrant, and released its second mortgage lien on the Affiliate's property.

The Registrant is pursuing the Guarantor for collection of the balance of the

$2,770,597 judgment awarded the Registrant, as well as the aforementioned $2,300,000 judgment.

(b)  Villa Medici Apartments

The Registrant previously funded a $10,850,000 loan to Wiston XXIV Limited Partnership, collateralized by a first mortgage on Villa Medici Apartments. In 1991, the loan was placed in default and the borrower filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Kansas, (In re Wiston XXIV Limited Partnership (Case No.: 91-40410-11). The Bankruptcy Court granted the Registrant's motion to proceed with a foreclosure of the property and the Registrant commenced foreclosure proceedings in the District Court of Johnson County, Kansas, (Balcor Pension Investors-V vs. Wiston XXIV Limited Partnership, et al., Case No. 92-C-11570). The borrower filed several appeals, all of which were decided in the Registrant's favor, with the final appeal concluded in the U.S. Court of Appeals for the 10th Circuit Court on February 16, 1995 (Wiston XXIV Limited Partnership vs. Balcor Pension Investors-V, Case No.: 94-3281) The Registrant resumed its foreclosure proceedings, and on March 15, 1995 was the successful bidder for the property at a foreclosure sale. On March 27, 1995, the foreclosure sale was confirmed and the Registrant received title to the property.

(c) Williams class action

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.: 90-C-0726 (U. S. District Court, Northern District of Illinois) against the Registrant, the General Partner, The Balcor Company, Shearson Lehman Hutton, Inc., American Express Company, other affiliates, and seven affiliated limited partnerships (the "Related Partnerships") as defendants. The complaint alleges that the defendants violated Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests of the Registrant and the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants filed their answer, affirmative defenses and a counterclaim to the complaint. The defendants' counterclaim asserts claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover damages to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Further, the Court granted the defendants' motion for sanctions and ordered that plaintiffs' counsel pay certain of the defendants' attorneys' fees incurred with the class certification motion. In January 1995, the Court ordered the plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court.

The plaintiffs retained new co-counsel and proposed new class representatives. In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Registrant and the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification which was denied on December 21, 1994. The Court has ordered the parties to meet to discuss notice to the class and a schedule for discovery.

A motion filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied by the Court in August 1994.

The defendants intend to continue vigorously contesting this action. Management of each of the defendants believes they have meritorious defenses to contest the claims.

(d) 45 West 45th Street Office Building

In 1988 and 1989, Balcor Mortgage Advisors, Inc. ("BMA"), acting as nominee for the Registrant and three affiliates (together, the "Participants"), funded a $23,000,000 loan collateralized by a first priority lien on the 45 West 45th Street office building, New York City, New York. The Registrant's share of the loan was $5,000,000, for a participating percentage of approximately 22%.

In 1991, the loan was placed in default due to the failure of the borrower to make payments due under the loan. After modification negotiations were unsuccessful, the borrower agreed to an uncontested foreclosure (Balcor Mortgage Advisors, Inc. vs. 45 W. 45th Street Associates, Supreme Court of the State of New York, City of New York, Case No: 128631/94). On January 23, 1995, the Participants were the successful bidder at the foreclosure sale and, on February 2, 1995, a limited partnership in which each of the Participants holds an interest equal to its participating percentage in the loan obtained title to the property.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partner's Capital and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 41,344.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income       $12,279,448 $18,846,927 $13,794,232 $15,317,394 $16,525,767
Provision for
  losses on loans,
  real estate and
  accrued inter-
  est receivable          None   6,755,000   4,000,000   5,749,082   5,500,000
Net income          10,835,098  10,335,746   7,982,124   8,022,644   9,921,710
Net income per
  Limited Partner-
  ship Interest          22.20       21.17       16.35       16.44       20.33
Total assets       117,976,309 120,700,542 144,257,526 158,402,349 167,064,706
Mortgage notes
  payable                 None   2,245,353   5,840,049   9,503,103   5,317,910
Distributions per
  Limited Partner-
  ship Interest          23.65       65.25       32.50       49.25       55.50

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

Income from operations of real estate held for sale increased during 1994 as compared to 1993 due to Balcor Pension Investors-V (the "Partnership") acquiring four properties through foreclosure during the two years ended December 31, 1994. In addition, operations improved during 1994 at certain properties. In 1993, the borrower of the Valley West Shopping Center wrap-around mortgage prepaid the loan in full and in connection with this prepayment the Partnership received additional interest and participation income of approximately $7,900,000. This was partially offset by the Partnership recognizing a provision for potential losses on loans, real estate and accrued interest receivable during 1993 but not in 1994. The net effect of these items was increased net income during 1994 as compared to 1993 and 1993 as compared to 1992. Further discussion of the Partnership's operations is summarized below.

Operations
----------

1994 Compared to 1993
---------------------

Interest income on loans receivable decreased during 1994 as compared to 1993 due to the Valley West loan prepayment in March 1993 and the Lake Worth loan prepayment in April 1993. In addition, the Partnership received significant participation income from the Valley West loan prepayment in 1993.

Interest expense on loans payable decreased during 1994 as compared to 1993 due to the Valley West loan prepayment and the purchase of the Seven Trails West Apartments underlying loan in 1994.

The Partnership currently has two non-accrual loans which are collateralized by Fairview Plaza I and II and Seven Trails West Apartments. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. The funds advanced by the Partnership for these non-accrual loans total $15,080,000, representing approximately 8% of the original funds advanced. During 1994, the Partnership received cash payments totaling $1,826,000 of net interest income on these two loans. Under the terms of the original loan agreements, the Partnership would have received $2,906,000 of net interest income during 1994.

Income from operations of real estate held for sale represents net property operations generated by the properties the Partnership has acquired through foreclosure. Original funds advanced by the Partnership totaled approximately $78,795,000 for these nine real estate investments. The Partnership foreclosed on the Plantation, Granada and Waldengreen apartment complexes in April, June and September 1993, respectively and the Villa Medici Apartments in March 1995. In addition, the Partnership completed a major repair and renovation program at The Glades on Ulmerton Apartments in 1993 which resulted in improved operations in 1994. These increases in income from operations of real estate held for sale were partially offset by the expenses required for the lease-up of the Harbor Bay Office Building which has resulted in higher operating costs in 1994. As a result, income from operations of real estate held for sale increased during 1994 as compared to 1993. See Liquidity and Capital Resources for further information.

Due to the Valley West and Lake Worth loan prepayments in 1993 and the timing of the subsequent distributions to partners, the Partnership's cash balances were significantly higher during 1993 than in 1994, which resulted in a decrease in interest income on short-term investments for 1994 as compared to 1993.

Participation in income or loss of joint ventures - affiliates represents the Partnership's 25% share of the income of the Whispering Hills Apartments and 22% share of the income or loss of the 45 West 45th Street Office Building. The Partnership recognized its share of a decline in the fair value of the 45 West 45th Street Office Building during 1993 which resulted in a loss from joint ventures - affiliates during 1993 as compared to income in 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provision in 1994 and a provision of $700,000 related to its loans in 1993. In addition, the Partnership recognized a provision of $6,055,000 in 1993 related to the Partnership's real estate held for sale to provide for declines in the fair value of certain properties in the Partnership's portfolio.

As a result of the prepayment of the underlying mortgage loan on The Glades on Ulmerton Apartments and the full amortization of the related deferred expenses, along with increased amortization of leasing commissions at Harbor Bay Office Building during 1994, amortization expense increased during 1994 as compared to 1993.

Due to the loan foreclosures and prepayments during 1993, the total amount of loans outstanding decreased, resulting in decreased mortgage servicing fees during 1994 as compared to 1993.

Decreased data processing costs and lower legal fees during 1994 were the primary reasons administrative expenses decreased during 1994 as compared to 1993.

1993 Compared to 1992
---------------------

Interest income on loans receivable decreased during 1993 as compared to 1992 as a result of a decrease in the total amount of loans outstanding, due to the foreclosure on the Harbor Bay Office Building in October 1992, and the prepayment of the Imperial Gardens loan in December 1992, the Valley West loan in March 1993 and the Lake Worth loan in April 1993. This was partially offset by additional interest income received as a result of the Valley West and Lake Worth loan prepayments. The Partnership also received significant participation income from the Valley West loan prepayment in 1993. Interest expense on loans payable decreased during 1993 as compared to 1992 due to the prepayment of the Valley West loan and the concurrent repayment of the underlying mortgage loan.

The Partnership's three non-accrual loans at December 31, 1993 are Fairview Plaza I and II Office Building, Villa Medici Apartments, and Springwells Park Apartments. The funds advanced by the Partnership for these non-accrual loans totaled approximately $18,830,000, representing approximately 10% of the original funds advanced. During 1993, the Partnership received cash payments totaling approximately $1,377,000 of net interest income on these three loans. Under the terms of the original loan agreements, the Partnership would have received approximately $2,093,000 of net interest income during 1993.

Income from operations of real estate held for sale represents net property operations generated by the eight properties the Partnership has acquired through foreclosure. These eight properties comprise approximately 35% of the Partnership's portfolio based on original funds advanced. The increase in income generated in 1993 resulting from the foreclosures of the Harbor Bay Office Building in 1992 and the Plantation, Granada and Waldengreen apartment complexes in 1993, was substantially offset by higher property operating expenses due to the repair and renovation program at The Glades on Ulmerton

Apartments and by higher leasing activity at the Union Tower Office Building.

Participation in income or loss of joint ventures - affiliates represents the Partnership's 25% share of the income of the Whispering Hills Apartments and 22% share of the income or loss of the 45 West 45th Street Office Building. The Partnership recognized its share of a decline in the fair value of the 45 West 45th Street Office Building during 1993. this resulted in a loss from joint ventures - affiliate during 1993 as compared to income in 1992.

The Partnership recognized a provision for potential losses of $700,000 for its loans during 1993. In addition, in 1993 a provision of $6,055,000 was recognized related to the Partnership's real estate held for sale to provide for further declines in the fair value of certain properties in the Partnership's portfolio.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of December 31, 1994 when compared to December 31, 1993. The Partnership's cash flow provided by operating activities during 1994 was generated by net interest income received from the Partnership's loans receivable and short-term investments, and cash flow from the operation of the Partnership's properties held for sale. This cash flow was partially offset by the payment of administrative expenses and mortgage servicing fees. The cash provided by operating activities, Partnership reserves and cash flow from investing activities were utilized for financing activities primarily consisting of distributions to Limited Partners and the General Partner, the prepayment of the underlying mortgage loan on The Glades on Ulmerton Apartments and the purchase of the underlying mortgage loan on Seven Trails West Apartments.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant once it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. All eight properties owned by the Partnership at December 31, 1994, are generating positive cash flow, as compared to seven of the eight properties held by the Partnership at December 31, 1993. As of December 31, 1994, the occupancy rates of the Partnership's residential properties ranged from 90% to 97%, and the occupancy rates of the commercial properties ranged from 87% to 100%. The Glades on Ulmerton Apartments generated a significant cash flow deficit after debt service payments during 1993 as a result of extensive repairs completed at the property during 1993. In addition, the Partnership prepaid the underlying mortgage on this property in February 1994. The General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

Because of the weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions such as overbuilding and recessions in local economies and specific industry segments, certain borrowers have requested that the Partnership allow prepayment of mortgage loans. The Partnership has allowed some of these borrowers to prepay such loans, in some cases without assessing prepayment premiums, under circumstances where the General Partner believed that refusing to allow such prepayment would ultimately prove detrimental to the Partnership in light of the probable inability of the properties to generate sufficient revenues to keep loan payments current. In other cases, borrowers have requested prepayment in order to take advantage of lower available interest rates. In these cases, the General Partner evaluates the request for prepayment along with the market conditions on a case by case basis, and in some cases the Partnership collects substantial prepayment premiums.

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

The borrower of the Cinnamon Square Apartments loan had previously repaid the loan except for certain interest income which was payable pursuant to the terms of a subsequent note executed by the borrower. In April 1994, the Partnership received $600,000 as a repayment of the note. In accordance with its accounting policies, the Partnership did not reflect this note in its financial statements; therefore, the repayment amount has been recognized as interest income during 1994.

In September 1994, the Partnership and an affiliate received $1,000,000 as settlement in full with the seller of the Whispering Hills Apartments and its insurance companies. The Partnership's share of this settlement was $250,000.

The Villa Medici Apartments loan was placed in default by the Partnership in 1991. This borrower subsequently filed for protection under the U.S. Bankruptcy Code. During March 1995, the Partnership was the successful bidder for the property at a foreclosure sale. On March 27, 1995, the foreclosure sale was confirmed and the Partnership received title to the property. See Item 3. Legal Proceedings for additional information.

The Springwells Park Apartments second mortgage loan was accelerated in April 1993. During December 1993 the borrower filed for protection under the U.S. Bankruptcy Code, and these proceedings were dismissed in September 1994. The Partnership received $100,000 in connection with this loan. See Item 3. Legal Proceedings for more information.

The Partnership and three affiliates (the "Participants") funded the $23,000,000 45 West 45th Street Office Building mortgage loan. The Partnership funded $5,000,000 of the total loan amount for a participating percentage of approximately 22%. In February 1995, the Participants received title to the property through foreclosure. The Partnership's investment in the loan was reclassified from loan in substantive foreclosure to an investment in joint venture - affiliate effective January 1993. It is the General Partner's opinion that the borrower had effectively surrendered control of the property. See Item
3. Legal Proceedings for additional information.

The Noland Fashion Square Shopping Center loan is recorded by the Partnership as an investment in an acquisition loan. The Partnership has recorded its share of the property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations has no effect on the cash flow of the Partnership. Amounts representing contractually required debt service are recorded as interest income.

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

The Partnership made distributions totaling $23.65 per Interest during 1994 as compared to $65.25 per Interest during 1993 and $32.50 per Interest in 1992. See Statements of Partners' Capital (Deficit). Distributions were comprised of $21.00 of Cash Flow and $2.65 of Mortgage Reductions in 1994, $42.00 of Cash Flow and $23.25 of Mortgage Reductions in 1993 and $30.00 of Cash Flow and $2.50 of Mortgage Reductions in 1992. Cash Flow distributions decreased in 1994 as compared to 1993 and increased in 1993 as compared to 1992 due to two loan prepayments in 1993 and one loan prepayment and one property sale in 1992. Total distributions increased between 1993 and 1992 due to the distribution to Limited Partners of the Mortgage Reductions received from loan prepayments and the property sale. To date, including the distribution in January 1995, Limited Partners have received cumulative cash distributions of $457.25 per $500 Interest. Of this amount, $349.25 has been Cash Flow from operations and $108.00 represents a return of Original Capital.

In January 1995, the Partnership made a distribution of $1,757,220 ($4.00 per Interest) to the holders of Limited Partnership Interests which represented the quarterly distribution for the fourth quarter of 1994. The level of the regular quarterly distribution remained the same as the third quarter of 1994. In addition, during January 1995, the Partnership paid $146,435 to the General Partner as its distributive share of the Cash Flow distributed for the fourth quarter of 1994 and made a contribution of $48,812 to the Early Investment Incentive Fund.

During 1994, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase approximately 1,905 Interests from Limited Partners at a total cost of $595,346.

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

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group,

Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-V, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                 OFFICERS
     -----                                 --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of a Partner of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the general partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-V and its officers and partners own as a group through the Early Investment Incentive Fund and otherwise the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------       ---------------- ----------------

         Limited Partnership
         Interests                 17,208             4%

Relatives and affiliates of the officers and partners of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-V


                         By:  /s/Allan Wood
                              -----------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Mortgage Advisors-V,
                              the General Partner

Date: March 30, 1995
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
----------------------   --------------------------------------------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
 /s/Thomas E. Meador     Advisors-V, the General Partner     March 30, 1995
--------------------                                         --------------
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
    /s/Allan Wood        Advisors-V, the General Partner     March 30, 1995
--------------------                                         --------------
     Allan Wood

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Pension Investors-V

We have audited the accompanying balance sheets of Balcor Pension Investors-V (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-V at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.










                                                            Ernst & Young LLP


Chicago, Illinois
March 27, 1995

                           BALCOR PENSION INVESTORS-V
                        (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1994 and 1993


                                     ASSETS


                                                    1994          1993
                                               ------------- -------------
Cash and cash equivalents                      $ 16,045,584  $ 23,623,906
Escrow deposits - restricted                        384,625       379,685
Accounts and accrued interest receivable            671,734     1,285,486
Deferred expenses, net of accumulated
  amortization of $302,661 in 1994
  and $172,787 in 1993                              349,054       257,003
                                               ------------- -------------
                                                 17,450,997    25,546,080
                                               ------------- -------------
Investment in loans receivable:
  Loans receivable - wrap-around, first
    and junior mortgages                         45,975,827    55,081,975
  Investment in acquisition loan                  8,517,335     8,587,042

Less:
  Loans payable - underlying mortgages            3,998,692     9,160,291
  Allowance for potential loan losses             5,957,614     5,957,614
                                               ------------- -------------
Net investment in loans receivable               44,536,856    48,551,112

Real estate held for sale (net of allowance
  of $6,055,000 in 1994 and 1993)                51,051,376    41,430,697
Investment in joint ventures - affiliates         4,937,080     5,172,653
                                               ------------- -------------
                                                100,525,312    95,154,462
                                               ------------- -------------

                                               $117,976,309  $120,700,542
                                               ============= =============



                       LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable          $    229,664  $    266,687
Due to affiliates                                   136,543       136,721
Other liabilities, principally escrow deposits
  and accrued real estate taxes                     998,713       927,341
Security deposits                                   356,629       290,169
Mortgage notes payable                                          2,245,353
                                               ------------- -------------
    Total liabilities                             1,721,549     3,866,271

Partners' capital (439,305 Limited Partnership
  Interests issued and outstanding)             116,254,760   116,834,271
                                               ------------- -------------
                                               $117,976,309  $120,700,542
                                               ============= =============


  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-V
                        (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
               for the years ended December 31, 1994, 1993 and 1992



                                    Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                 ------------- ------------- -------------

Balance at December 31, 1991     $144,972,905  $ (1,836,437) $146,809,342

Cash distributions (A)            (15,741,762)   (1,464,350)  (14,277,412)
Net income for the year ended
  December 31, 1992                 7,982,124       798,212     7,183,912
                                 ------------- ------------- -------------
Balance at December 31, 1992      137,213,267    (2,502,575)  139,715,842

Cash distributions (A)            (30,714,742)   (2,050,091)  (28,664,651)
Net income for the year ended
  December 31, 1993                10,335,746     1,033,575     9,302,171
                                 ------------- ------------- -------------
Balance at December 31, 1993      116,834,271    (3,519,091)  120,353,362

Cash distributions (A)            (11,414,609)   (1,025,046)  (10,389,563)
Net income for the year ended
  December 31, 1994                10,835,098     1,083,510     9,751,588
                                 ------------- ------------- -------------
Balance at December 31, 1994     $116,254,760  $ (3,460,627) $119,715,387
                                 ============= ============= =============






(A)  Summary of cash distributions paid per Limited Partnership Interest:


                                      1994          1993          1992
                                 ------------- ------------- -------------

              First quarter      $       9.00  $       6.25  $       6.25
              Second quarter             6.65         46.00         11.25
              Third quarter              4.00          9.00          8.75
              Fourth quarter             4.00          4.00          6.25


  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-V
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992


                                      1994          1993          1992
                                 ------------- ------------- -------------
Income:
  Interest on loans receivable,
    and from investment in
    acquisition loan             $  8,035,744  $ 11,641,872  $ 13,990,146
  Less interest on loans
    payable - underlying
    mortgages                         472,303     1,299,005     3,364,273
                                 ------------- ------------- -------------
  Net interest income on
    loans receivable                7,563,441    10,342,867    10,625,873
  Income from operations of
    real estate held for sale       3,503,374     1,845,385     1,815,619
  Interest on short-term
    investments                       714,328       928,837       935,793
  Participation income                 75,506     6,277,197        48,224
  Participation in income (loss)
    of joint ventures -
    affiliates                        422,799      (547,359)      368,723
                                 ------------- ------------- -------------
    Total income                   12,279,448    18,846,927    13,794,232
                                 ------------- ------------- -------------

Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable                           6,755,000     4,000,000
  Amortization of deferred
    expenses                          129,874        35,734        95,646
  Mortgage servicing fees             131,284       148,867       218,359
  Administrative                    1,113,485     1,494,536     1,351,578
                                 ------------- ------------- -------------
    Total expenses                  1,374,643     8,434,137     5,665,583
                                 ------------- ------------- -------------
Income before equity in loss from
  investment in acquisition loan   10,904,805    10,412,790     8,128,649

Equity in loss from investment
  in acquisition loan                 (69,707)      (77,044)     (146,525)
                                 ------------- ------------- -------------
Net income                       $ 10,835,098  $ 10,335,746  $  7,982,124
                                 ============= ============= =============
Net income allocated to
  General Partner                $  1,083,510  $  1,033,575  $    798,212
                                 ============= ============= =============
Net income allocated to
  Limited Partners               $  9,751,588  $  9,302,171  $  7,183,912
                                 ============= ============= =============
Net income per Limited
  Partnership Interest (439,305
  issued and outstanding)        $      22.20  $      21.17  $      16.35
                                 ============= ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-V
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1994, 1993 and 1992



                                      1994          1993          1992
                                 ------------- ------------- -------------
Operating activities:

  Net income                     $ 10,835,098  $ 10,335,746  $  7,982,124
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Equity in loss from
        investment in acquisition
        loan                           69,707        77,044       146,525
      Participation in (income)
        loss of joint ventures -
        affiliates                   (422,799)      547,359      (368,723)
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable                       6,755,000     4,000,000
      Amortization of deferred
        expenses                      129,874        35,734        95,646
      Accrued interest income
        due at maturity              (906,566)     (837,826)     (737,769)
      Collection of interest
        income due at maturity         98,055       616,266       581,287
      Net change in:
        Escrow deposits -
          restricted                   (4,940)     (257,304)      411,475
        Accounts and accrued
          interest receivable         613,752     1,438,226    (1,408,076)
        Accounts and accrued
          interest payable            (37,023)       47,338    (2,145,149)
        Due to affiliates                (178)       47,120         3,346
        Other liabilities             326,774       268,408      (500,726)
        Security deposits              66,460        53,842        73,378
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities           10,768,214    19,126,953     8,133,338
                                 ------------- ------------- -------------
Investing activities:

  Capital contributions to joint
    ventures - affiliates                            (5,625)      (56,689)
  Distributions from joint
    ventures - affiliates             658,372       757,990       166,755
  Collection of principal
    payments on loans receivable      415,659    37,341,491     6,213,222
  Improvements to real estate        (377,081)     (733,315)     (390,320)
  Payment of expenses on real
    estate acquired through
    foreclosure                                    (344,577)     (108,561)
  Proceeds from sale of real
    estate                                                     15,075,828
                                 ------------- ------------- -------------
  Net cash provided by
    investing activities              696,950    37,015,964    20,900,235
                                 ------------- ------------- -------------
Financing activities:

  Distributions to Limited
    Partners                      (10,389,563)  (28,664,651)  (14,277,412)
  Distributions to General
    Partner                        (1,025,046)   (2,050,091)   (1,464,350)
  Principal payments on loans
    payable - underlying
    mortgages                        (471,728)     (812,268)   (2,731,218)
  Repayment of loans payable -
    underlying mortgages           (4,689,871)  (22,110,234)
  Principal payments on mortgage
    notes payable                      (4,004)      (99,776)     (123,664)
  Repayment of mortgage notes
    payable                        (2,241,349)   (3,494,920)   (5,088,361)
  Payment of deferred expenses       (221,925)     (146,591)     (100,198)
                                 ------------- ------------- -------------
  Net cash used in financing
    activities                    (19,043,486)  (57,378,531)  (23,785,203)
                                 ------------- ------------- -------------

Net change in cash and cash
  equivalents                      (7,578,322)   (1,235,614)    5,248,370

Cash and cash equivalents at
  beginning of period              23,623,906    24,859,520    19,611,150
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of period                  $ 16,045,584  $ 23,623,906  $ 24,859,520
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

(b) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate owned is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(c) Allowances are recorded through charges to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of impairment are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations.

When the General Partner believes the likelihood of foreclosure is more than remote, a loss provision is recorded if the loan balance exceeds the estimated fair value of the collateral property less costs of disposal. Upon foreclosure, actual losses are charged to the allowance and the fair value of the property is transferred to real estate held for sale. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. An allowance for loss is recorded when a decline in the value of a property owned is believed to be temporary. Impairment in value considered to be permanent results in the direct writedown of the property's carrying value to its estimated fair value.

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

(e) Deferred expenses consist of mortgage brokerage fees which are amortized on a straight-line basis over the term of the loans to maturity and leasing commissions which are amortized on a straight-line basis over the average term of the leases to which they apply.

(f) Investment in acquisition loans represents first mortgage loans which, because the loan agreements include certain specified terms, must be accounted for as an investment in a real estate venture. The investment is therefore reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership records its investment at cost (representing total loan fundings) and subsequently adjusts its investment for its share of property income or loss.

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

(g) Investment in joint ventures - affiliates represents the Partnership's interest, under the equity method of accounting, in joint ventures with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(h) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) Several reclassifications have been made in the previously reported 1993 financial statements to conform with the classification used in 1994 including the reclassification of "loans in substantive foreclosure" to loans or real estate to conform with the provisions of Statement of Financial Accounting Standards No.114 which was adopted as of January 1, 1994. These reclassifications have not changed the 1993 results of operations.

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

To the extent that Cash Flow is generated, distributions will be made as follows: (i) 90% of such Cash Flow will be distributed to the Limited Partners,
(ii) 7.5% of such Cash Flow will be distributed to the General Partner, and
(iii) an additional 2.5% of such Cash Flow will be distributed to the General Partner and shall constitute the Early Investment Incentive Fund (the "Fund"). Upon the liquidation of the Partnership, the General Partner will return to the Partnership for distribution to Early Investors an amount not to exceed the 2.5% share originally allocated, if necessary for Early Investors to receive a return of their Original Capital plus a specified Cumulative Return based on the date of investment.

At the sole discretion of the General Partner, subject to certain limitations, amounts placed in the Fund have become available to repurchase Interests from existing Limited Partners. During 1994, the Fund repurchased 1,905 Interests at a total cost of $595,346. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests will be paid to the Fund and will be available to repurchase additional Interests.

3. Investment in Loans Receivable:

Loans receivable and loans payable at December 31, 1994 consisted of the following:

                                        Loans Receivable
                    ----------------------------------------------------------
                                 Current  Current   Original  Final
                     Mortgage    Monthly  Interest  Funding Maturity Additional
   Property         Balances(A) Payments    Rate      Date     Date   Interest
--------------      ----------- --------  -------   ---------------- ----------
First and Wrap-around
Mortgages:
Apartments:
Glen                $5,195,185   $41,250   10.00%     1986    1997     (B,C)
Meadow Run           5,606,725    43,063   13.25%     1984    1996     (B,C)
Seven Trails West   15,152,768   122,500   11.00%     1984    1996     (B,D)

Office Building:
Fairview Plaza I &
  II                 7,073,685    55,496    9.5%      1984    1997

Mobile Home Parks:
Club Wildwood        5,540,989    49,000   14.00%     1984    1996     (B,E)
Four Seasons Estates 3,262,795    34,375   13.75%     1984    1996     (B,E)
Pointe West          4,143,680    37,125   13.50%     1984    1996     (B,E)
                   -----------
    Subtotal        45,975,827

Acquisition Loan:

Noland Fashion
  Square Shopping
  Center (F)         8,517,335    74,061    9.75%     1989    1999      (C)
                   -----------

     Total         $54,493,162
                   ===========

                                 Loans Payable
                    ---------------------------------------
                    Underlying   Current  Current     Due
                     Mortgage    Monthly  Interest  Date of
   Property          Balances   Payments    Rate      Loan
--------------      ----------  --------   ------    ------
Apartments:
Glen                $2,578,570   $19,235   7.50%      1997
Fairview Plaza
 I & II                442,457    23,613   8.75%      1996

Mobile Home Parks:
Four Seasons Estates   770,043    12,857  10.125%     1996
Pointe West            207,622     7,224   9.00%      1996
                    ----------
    Total           $3,998,692
                    ==========


(A) All loans are wrap-around mortgage loans except for Club Wildwood, Meadow Run and Seven Trails West which are first mortgage loans. The notes receivable balance of the wrap-around mortgage loans includes the underlying loan balances.

(B) An additional amount of interest accrues on a monthly basis and is payable to the Partnership upon maturity of the loan, prepayment or upon sale of the property. This interest is included in the loan balance.

(C) The Partnership may receive additional payments from the borrower representing participation in the operating results of the collateral property which exceed specified levels and a share in the appreciation of the collateral property upon repayment or refinancing.

(D) In March 1994, the Seven Trails West Apartments loan matured and was extended for two years on the same terms as the previously modified loan, except for an increase in the interest rate from 10% to 11%. In addition, in March 1994 the $4,689,871 underlying first mortgage loan on the property was purchased by the Partnership at face value.

(E) The three mobile home parks which collateralize these respective loans are located in the Tampa, Florida area.

(F) The Partnership and two affiliates entered into a participation agreement to fund a $23,300,000 first mortgage loan collateralized by the Noland Fashion Square Shopping Center. The Partnership participates ratably in approximately 41% of the original loan amount, interest income and participation income. The balance of the loan includes the Partnership's share of the cumulative net loss of the property after the loan was funded.

Loans which have been classified as non-accrual as a result of delinquency or other noncompliance with terms of loan agreements aggregated $22,226,452 and $16,988,345 at December 31, 1994 and 1993, respectively.

Under certain circumstances, management of the Partnership has entered into negotiations with borrowers which resulted in a reduction of interest rates, periodic payments or the modification of other loan terms. Loans whose monetary terms have been restructured amounted to $15,250,823 at December 31, 1993 and none at December 31, 1994, due to the Seven Trails West loan's classification as non-accrual during 1994. Non-accrual loans and loans which have been restructured are hereinafter referred to as impaired loans.

Net interest income relating to impaired loans would have been $2,906,000 in 1994, $3,703,000 in 1993 and $4,953,000 in 1992. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to $1,826,000 (cash basis) in 1994, $2,204,000 in 1993 and $3,015,000 in 1992.

The average recorded investment in impaired loans during the year ended December 31, 1994 was approximately $27,233,000.

4. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1994 is described in the table below.

                              1994          1993          1992
                          -----------   -----------    ------------

  Loans:
   Balance at beginning
    of year               $ 5,957,614   $ 6,391,000    $ 15,950,000
   Provision charged to
    income                       None       700,000       1,182,000
   Charge-off of losses          None    (1,133,386)    (10,741,000)
                          -----------   -----------    ------------
    Balance at the end of
     the year             $ 5,957,614   $ 5,957,614    $  6,391,000
                          ===========   ===========    ============


  Real Estate Held for Sale:
   Balance at beginning of
    year                  $ 6,055,000          None    $ 19,050,000
   Provision charged to
    income                       None   $ 6,055,000       2,818,000
Charge-off of losses             None          None     (21,868,000)
                          -----------   -----------    ------------
    Balance at the end of
     the year             $ 6,055,000   $ 6,055,000            None
                          ===========   ===========    ============

Included in the 1992 charge-off of losses are amounts reflecting the Partnership's adoption of Statement of Position 92-3, "Accounting for Foreclosed Assets" which required the Partnership to adjust the carrying amounts of its real estate held for sale and loans previously classified as in substantive foreclosure to the lower of fair value of the asset less estimated costs to sell, or the cost of the asset. This change had no effect on the results of operations of the Partnership in 1992 since the Partnership had previously recorded these allowances to reflect declines in the value of the real estate and loans.


5. Mortgage Notes Payable:

During February 1994 the Partnership prepaid the underlying first mortgage on The Glades on Ulmerton Apartments in the amount of $2,241,349. At December 31, 1993, the balance of the loan was $2,245,353. During the years ended December 31, 1994, 1993 and 1992, the Partnership incurred interest expense on mortgage notes payable for properties held during the year of $34,585, $275,882 and $226,726 and paid interest expense on the mortgage notes payable of $34,585, $275,882 and $249,357, respectively.

6. Real Estate Held for Sale:

The Partnership acquired the Villa Medici Apartments through foreclosure in March 1995 and classified it as real estate held for sale at December 31, 1994. The Waldengreen, Granada and Plantation Apartments were acquired through foreclosure in 1993 and Harbor Bay Office Building was acquired through foreclosure in 1992. The Partnership recorded the costs of the properties at $9,499,000, $12,994,863, and $14,313,055 in 1994, 1993 and 1992, respectively.
These amounts represented the outstanding loan balances plus any accrued interest receivable. In addition, the Partnership increased the basis of the properties by $401,310 in 1993 and reduced the basis of the properties by $255,402, $56,706 and $96,274 in 1994, 1993 and 1992, respectively, for certain other receivables, liabilities, escrows and costs recognized or incurred in connection with the foreclosure. At the date of foreclosure, the properties were transferred to real estate held for sale at their fair value, net of any allowances previously recorded.

7. Investment in Joint Ventures - Affiliates:

The Partnership has classified the Whispering Hills Apartments first mortgage loan investment as an investment in joint venture - affiliate. This investment represents a joint venture between the Partnership and an affiliate. Profits and losses are allocated 25% to the Partnership and 75% to the affiliate.

The Partnership and three affiliates (together, the "Participants"), previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Participants received title to the property through foreclosure, and the Partnership owns a 21.74% joint venture interest in the property. The Partnership's investment was reclassified from loan in substantive foreclosure to an investment in joint venture with an affiliate effective January 1993. It is the General Partner's opinion that the borrower had effectively surrendered control of the property. In 1993, the joint venture recognized a loss relating to the decline in the fair value of the property. The Partnership's participation in joint ventures with affiliates for 1993 includes the Partnership's share of the loss of $500,000.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Mortgage servicing fees  $131,305 $10,930 $153,658 $10,951 $222,651 $15,742
Property management fees  460,824    None  361,175  39,167  277,401  23,888
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             84,961  38,028   75,896   6,300   76,751   6,197
    Data processing        87,782  20,653  150,141  41,698  158,957  12,800
    Investor communica-
      tions                36,782  10,098   11,381     945   36,557   2,945
    Legal                   9,688   8,403   12,197   1,012   19,911   1,608
    Portfolio management  100,599  42,147  104,608  33,724   89,851  25,716
    Other                  27,070   6,284   35,224   2,924    9,394     705

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $126,944, $60,977 and $23,146 for 1994, 1993 and 1992, respectively.

9. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are managed by a third-party management company. These management agreements provide for annual fees of 3% to 6% of gross operating receipts.

10. Property Sale:

In January 1992, the Partnership sold the Northland Park Industrial Building, for a sale price of $15,350,000. The carrying basis of the property at the date of sale was $15,063,040. A portion of the proceeds from the sale were used to prepay the three underlying mortgage loans totaling $5,088,361. The Partnership recognized a gain on the sale of the property of $12,788.

11. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determinations of the merits have been made. Although the outcome of these matters is not presently determinable, it is management's opinion that the ultimate outcome should not have a material adverse affect on the financial position of the Partnership. Management of the defendants believes they have meritorious defenses to contest the claims.

12. Subsequent Events:

(a) In January 1995, the Partnership made a distribution of $1,757,220 ($4.00 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1994 from Cash Flow.

(b) In March 1995, the Partnership made a successful bid at the foreclosure sale for the Villa Medici Apartments and received title to the property on March 27, 1995.