Form 10-Q
period 1995-03-31
BALCOR PENSION INVESTORS V
filed 1995-05-15
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                               BALANCE SHEETS
                    March 31, 1995 and December 31, 1994
                                (Unaudited)

                                   ASSETS

                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $ 19,065,206   $ 16,045,584
Escrow deposits - restricted                       504,919        384,625
Accounts and accrued interest receivable           504,008        604,189
Deferred expenses, net of accumulated
  amortization of $458,147 in 1995
  and $302,661 in 1994                             193,568        349,054
                                              -------------  -------------
                                                20,267,701     17,383,452
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - wrap-around, first
    and junior mortgages                        46,154,030     45,975,827
  Investment in acquisition loan                 8,499,909      8,517,335

Less:
  Loans payable - underlying mortgages           3,876,956      3,998,692
  Allowance for potential loan losses            5,957,614      5,957,614
                                              -------------  -------------
Net investment in loans receivable              44,819,369     44,536,856

Real estate held for sale (net of allowance
  of $5,737,890 in 1995 and $6,055,000 in
  1994)                                         48,795,845     51,051,376
Investment in joint ventures - affiliates        5,125,004      5,004,625
                                              -------------  -------------
                                                98,740,218    100,592,857
                                              -------------  -------------

                                              $119,007,919   $117,976,309
                                              =============  =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued interest payable         $    211,611   $    229,664
Due to affiliates                                  190,498        136,543
Other liabilities, principally escrow
  deposits and accrued real estate taxes         1,002,632        998,713
Security deposits                                  367,963        356,629
                                              -------------  -------------
    Total liabilities                            1,772,704      1,721,549

Partners' capital (439,305 Limited Partnership
  Interests issued and outstanding)            117,235,215    116,254,760
                                              -------------  -------------
                                              $119,007,919   $117,976,309
                                              =============  =============
  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-V
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1995 and 1994
                                (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Interest on loans receivable,
    and from investment  in
    acquisition loan                          $  1,590,255   $  2,000,329
  Less interest on loans payable -
    underlying mortgages                            84,251        205,501
                                              -------------  -------------
  Net interest income on loans receivable        1,506,004      1,794,828
  Income from operations of real estate
    held for sale                                1,385,176      1,123,129
  Interest on short-term investments               425,804        179,611
  Participation in income of joint ventures -
    affiliates                                      62,223        128,259
                                              -------------  -------------
    Total income                                 3,379,207      3,225,827
                                              -------------  -------------

Expenses:
  Amortization of deferred expenses                155,486         84,519
  Administrative                                   273,373        330,606
                                              -------------  -------------
    Total expenses                                 428,859        415,125
                                              -------------  -------------

Income before equity in loss from
  investment in acquisition loan                 2,950,348      2,810,702

Equity in loss from investment in
  acquisition loan                                 (17,426)       (19,261)
                                              -------------  -------------
Net income                                    $  2,932,922   $  2,791,441
                                              =============  =============
Net income allocated to General Partner       $    293,292   $    279,144
                                              =============  =============
Net income allocated to Limited Partners      $  2,639,630   $  2,512,297
                                              =============  =============
Net income per Limited Partnership Interest
  (439,305 issued and outstanding)            $       6.01   $       5.72
                                              =============  =============
Distribution to General Partner               $    195,247   $    439,305
                                              =============  =============
Distribution to Limited Partners              $  1,757,220   $  3,953,745
                                              =============  =============
Distribution per Limited Partnership Interest $       4.00   $       9.00
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-V
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
               for the quarters ended March 31, 1995 and 1994
                                (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Operating activities:
  Net income                                  $  2,932,922   $  2,791,441
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in loss from investment in
        acquisition loan                            17,426         19,261
      Participation in income of joint
        ventures - affiliates                      (62,223)      (128,259)
      Amortization of deferred expenses            155,486         84,519
      Accrued interest income due at maturity     (253,587)      (210,616)
      Net change in:
        Escrow deposits - restricted              (120,294)       (58,864)
        Accounts and accrued interest
          receivable                               (39,001)       624,589
        Accounts and accrued interest payable      (18,053)       (97,242)
        Due to affiliates                           53,955         81,037
        Other liabilities                            3,919        474,076
        Security deposits                           11,334        (15,991)
                                              -------------  -------------
  Net cash provided by operating activities      2,681,884      3,563,951
                                              -------------  -------------
Investing activities:
  Capital contributions to joint venture -         (58,156)
    affiliate
  Distributions from joint venture - affiliate                    125,632
  Collection of principal payments on loans
    receivable                                      75,384        140,254
  Improvements to real estate                                    (200,000)
  Proceeds from sale of real estate              2,570,208
  Costs incured in connection with the
    sale of real estate                           (175,495)
                                              -------------  -------------
  Net cash provided by investing activities      2,411,941         65,886
                                              -------------  -------------
Financing activities:
  Distribution to Limited Partners              (1,757,220)    (3,953,745)
  Distribution to General Partner                 (195,247)      (439,305)
  Principal payments on loans payable -
    underlying mortgages                          (121,736)      (152,465)
  Repayment of loans payable - underlying
    mortgages                                                  (4,689,871)
  Principal payments on mortgage notes payable                     (4,004)
  Repayment of mortgage note payable                           (2,241,349)
                                              -------------  -------------

  Net cash used in financing activities         (2,074,203)   (11,480,739)
                                              -------------  -------------

Net change in cash and cash equivalents          3,019,622     (7,850,902)

Cash and cash equivalents at beginning
  of period                                     16,045,584     23,623,906
                                              -------------  -------------
Cash and cash equivalents at end of period    $ 19,065,206   $ 15,773,004
                                              =============  =============





  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995, including mortgage servicing fees which have been reclassified and are included in administrative expenses during 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1994, the Partnership incurred and paid interest expense on mortgage notes payable for properties held for sale of $34,585.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1995 are:

                                        Paid       Payable
                                     ----------- ----------

    Mortgage servicing fees             $31,452  $  9,430
    Reimbursement of expenses to
      the General Partner, at cost:        None   181,068

4. Sale of Real Estate:

In March 1995, the Partnership sold the Comerica Office Building in an all cash sale for $2,570,208, net of a $379,792 credit against the sale price for tenant improvements to be completed by the purchaser. The carrying value of the property was $2,711,823. From the proceeds of the sale, the Partnership paid $147,500 to an unaffiliated party as a sales commission and $27,995 in other closing costs. The Partnership recognized a loss of $317,110, which was written-off against the Partnership's previously established allowance for potential losses.

5. Real Estate Held for Sale:

The Partnership acquired the Villa Medici Apartments through foreclosure in March 1995. The property was classified as real estate held for sale as of December 31, 1994. The Partnership recorded the fair value of the property at $9,383,507. In addition, the Partnership reduced the basis of the property by $115,493 for certain receivables, escrows, and costs recognized in connection with the foreclosure. The property was transferred to real estate held for sale at its fair value.

6. Investment in Joint Venture - Affiliates:

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 21.74% joint venture interest in the property.

7. Subsequent Event:

In April 1995, the Partnership made a distribution of $2,196,525 ($5.00 per Interest) to the holders of Limited Partnership Interests which represented the quarterly distribution for the first quarter of 1995.

                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans and first mortgage loans and, to a lesser extent, other junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-four loans. Currently, there are eight loans outstanding in the Partnership's portfolio, and the Partnership is operating eight properties acquired through foreclosure and two investments in joint ventures with affiliates.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Net Income
- - ---------------------

Net income increased for the quarter ended March 31, 1995 as compared to the same period in 1994 primarily due to an increase in interest income on short-term investments. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

Interest income on loans receivable decreased during the quarter ended March 31, 1995 as compared to the same period in 1994 due to the foreclosure of the Villa Medici Apartments in 1995.

Interest expense on loans payable decreased during the quarter ended March 31, 1995 as compared to the same period in 1994 due to the purchase of the Seven Trails West Apartments underlying loan in March 1994.

The Partnership currently has two non-accrual loans which are collateralized by Fairview Plaza I and II and the Seven Trails West Apartments. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. Original funds advanced by the Partnership for these non-accrual loans total approximately $15,080,000. During the quarter ended March 31, 1995, the Partnership received cash payments totaling approximately $487,000 of net interest income on these two loans. Under the terms of the original loan agreements, the Partnership would have received approximately $758,000 of net interest income during the quarter ended March 31, 1995.

Income from operations of real estate held for sale represents net property operations generated on nine of the properties the Partnership has acquired through foreclosure. As mentioned below, the Partnership sold the Comerica Office Building in March 1995. The original funds advanced by the Partnership total approximately $69,545,000 for the eight remaining real estate investments. The Partnership foreclosed on the Villa Medici Apartments in 1995. As a result, income from operations of real estate held for sale increased for the quarter ended March 31, 1995 as compared to the same period in 1994. See Liquidity and Capital Resources below for further information.

Due to higher interest rates and Partnership cash balances during 1995, interest income on short-term investments increased for the quarter ended March 31, 1995 as compared to the same period in 1994.

Participation in joint ventures with affiliates represents the Partnership's share of the property operations at the Whispering Hills Apartments and the 45 West 45th Street Office Building. Primarily as a result of lower revenues at the 45 West 45th Street Office Building, the participation in income of joint ventures was lower during the quarter ended March 31, 1995 as compared to the same period in 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize a provision for potential losses on its loans or real estate held for sale during the quarter ended March 31, 1995 or 1994.

As a result of the sale of the Comerica Office Building and the full amortization of the related deferred expenses, amortization expense increased during the quarter ended March 31, 1995 as compared to the same period in 1994. This increase was partially offset by a decrease in the amortization of deferred expenses relating to the Glades on Ulmerton Apartments due to the 1994 prepayment of the underlying mortgage loan and the amortization of the related deferred expenses in 1994.

Decreased legal fees resulted in a decrease in administrative expenses during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased as of March 31, 1995 when compared to December 31, 1994. The Partnership's cash flow provided by operating activities during 1995 was generated by net interest income received from the Partnership's loans receivable and short-term investments, and cash flow from the operation of the Partnership's properties held for sale. This cash flow was partially offset by the payment of administrative expenses. The Partnership also generated cash from its investing activities primarily as a result of the sale of the Comerica Office Building. A portion of the cash provided by operating activities and investing activities was utilized for financing activities primarily consisting of distributions to Limited Partners and the General Partner.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant once it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1995 and 1994 all of the Partnership's properties generated positive cash flow. In addition, the Partnership also holds two minority joint venture interests. The Whispering Hills Apartments generated positive cash flow for the quarters ended March 31, 1995 and 1994 and the 45 West 45th Street Office Building operated at a marginal deficit during the quarters ended March 31, 1995 and 1994. Significant leasing costs were incurred in 1995 at the 45 West 45th Street Office Building to lease vacant space and renew existing tenant leases. These non-recurring expenditures were not included in classifying the cash flow performance of the property. Had these costs been included, this property would have generated a significant deficit during the first quarter of 1995. As of March 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 90% to 95%, and the occupancy rates of the commercial properties ranged from 88% to 98%. The General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

Because of the weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions such as overbuilding and recessions in local economies and specific industry segments, certain borrowers have requested that the Partnership allow prepayment of mortgage loans. The Partnership has allowed some borrowers to prepay such loans, in some cases without assessing prepayment premiums, under circumstances where the General Partner believed that refusing to allow such prepayment would ultimately prove detrimental to the Partnership in light of the probable inability of the properties to generate sufficient revenues to keep loan payments current. In other cases, borrowers have requested prepayment in order to take advantage of lower available interest rates. In these cases, the General Partner evaluates the request for prepayment along with the market conditions on a case by case basis, and in some cases the Partnership collects substantial prepayment premiums.

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

In March 1995 the Partnership sold the Comerica Office Building in an all cash sale for $2,570,208. See Note 4 of Notes to Financial Statements for additional information.

During March 1995, the Partnership was the successful bidder for the Villa Medici Apartments at a foreclosure sale. See Note 5 of Notes to Financial Statements and Item 1. Legal Proceedings for additional information.

The Partnership and three affiliates funded the $23,000,000 45 West 45th Street Office Building mortgage loan. The Partnership funded $5,000,000 of the total loan amount for a participating percentage of approximately 22%. In February 1995, the participants received title to the property through foreclosure.

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

In April 1995, the Partnership made a distribution of $2,196,525 ($5.00 per Interest) to the holders of Limited Partnership Interests which represented the quarterly distribution for the first quarter of 1995. To date including the distribution in April 1995, Limited Partners have received cumulative cash distributions of $462.25 per $500 Interest. Of this amount, $354.25 has been Cash Flow from operations and $108.00 represents a return of Original Capital. The level of the regular quarterly distribution increased from the fourth quarter of 1994. In addition, during April 1995, the Partnership paid $183,044 to the General Partner as its distributive share of the Cash Flow distributed for the first quarter of 1995 and made a contribution of $61,015 to the Early Investment Incentive Fund.

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

                           BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- - -------------------------

(a) Villa Medici Apartments

Upon the dismissal by the U.S. Court of Appeals for the 10th Circuit Court of the appeal filed by the borrower of the loan collateralized by the Villa Medici Apartments (Wiston XXIV Limited Partnership vs. Balcor Pension Investors-V, Case No.: 94-3281), the Partnership resumed its foreclosure proceedings in the District Court of Johnson County, Kansas, (Balcor Pension Investors-V vs. Wiston XXIV Limited Partnership, et al., Case No. 92-C-11570), and received title to the property in March 1995. On April 27, 1995 the borrower filed a petition for a writ of certiorari asking the U.S. Supreme Court to review the appelate court's decision. The Partnership will continue to own the property while the petition is pending.

(b) Comerica Plaza

In 1984, the Partnership funded a $9,250,000 loan collateralized by a first mortgage on Comerica Plaza I & II, Dallas, Texas. The Partnership obtained title to the property through foreclosure in 1987.

On March 31, 1995, the Partnership sold the property for a sale price of $2,950,000 to an unaffiliated entity, Vortisch Holdings, L.P., a Texas limited partnership. The Purchaser received a $379,792 credit against the sale price for tenant leasing improvements at the property, and assumed the obligation to pay such tenant improvements. The Partnership paid from the proceeds of the sale $147,500 to an unaffiliated party as a sales commission and $27,995 in closing costs. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(99) Agreement of Sale relating to the sale of the Comerica Plaza I & II, Dallas, Texas.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                              By: /s/Brian Parker
                                  ----------------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-V, the
                                  General Partner


Date: May 15, 1995
      ------------------------------