Form 10-Q
period 1995-06-30
BALCOR PENSION INVESTORS V
filed 1995-08-10
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-13233
                       -------

                        BALCOR PENSION INVESTORS-V
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3254673
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                    60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

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

                               BALANCE SHEETS
                    June 30, 1995 and December 31, 1994
                                (Unaudited)

                                   ASSETS

                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $ 32,344,747   $ 16,045,584
Escrow deposits - restricted                       591,457        384,625
Accounts and accrued interest receivable           823,003        604,189
Prepaid expenses                                   442,970
Deferred expenses, net of accumulated
  amortization of $473,265 in 1995
  and $302,661 in 1994                             178,450        349,054
                                              -------------  -------------
                                                34,380,627     17,383,452
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - wrap-around, first
    and junior mortgages                        33,092,817     45,975,827
  Investment in acquisition loan                 8,482,483      8,517,335

Less:
  Loans payable - underlying mortgages           2,859,548      3,998,692
  Allowance for potential loan losses            5,957,614      5,957,614
                                              -------------  -------------
Net investment in loans receivable              32,758,138     44,536,856

Real estate held for sale (net of allowance
  of $5,737,890 in 1995 and $6,055,000 in
  1994)                                         49,208,549     51,051,376
Investment in joint ventures - affiliates        5,031,349      5,004,625
                                              -------------  -------------
                                                86,998,036    100,592,857
                                              -------------  -------------
                                              $121,378,663   $117,976,309
                                              =============  =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued interest payable         $    192,362   $    229,664
Due to affiliates                                   16,557        136,543
Other liabilities, principally escrow
  deposits and accrued real estate taxes         1,018,072        998,713
Security deposits                                  479,976        356,629
                                              -------------  -------------
    Total liabilities                            1,706,967      1,721,549

Partners' capital (439,305 Limited Partner-
  ship Interests issued and outstanding)       119,671,696    116,254,760
                                              -------------  -------------
                                              $121,378,663   $117,976,309
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-V
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1995 and 1994
                                (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Interest on loans receivable,
    and from investment in
    acquisition loan                          $  3,601,918   $  4,458,689
  Less interest on loans payable -
    underlying mortgages                           162,807        296,893
                                              -------------  -------------
  Net interest income on loans receivable        3,439,111      4,161,796
  Income from operations of real estate
    held for sale                                3,177,587      1,839,348
  Interest on short-term investments               628,259        330,359
  Participation income                             855,241
  Prepayment premiums                              315,000
  Participation in income of joint ventures -
    affiliates                                     139,918        281,142
                                              -------------  -------------
    Total income                                 8,555,116      6,612,645
                                              -------------  -------------
Expenses:
  Amortization of deferred expenses                170,604         95,559
  Administrative                                   539,673        629,343
                                              -------------  -------------
    Total expenses                                 710,277        724,902
                                              -------------  -------------
Income before equity in loss from investment
  in acquisition loan                            7,844,839      5,887,743

Equity in loss from investment in
  acquisition loan                                 (34,852)       (38,522)
                                              -------------  -------------
Net income                                    $  7,809,987   $  5,849,221
                                              =============  =============
Net income allocated to General Partner       $    780,999   $    584,922
                                              =============  =============
Net income allocated to Limited Partners      $  7,028,988   $  5,264,299
                                              =============  =============
Net income per Limited Partnership Interest
  (439,305 issued and outstanding)            $      16.00   $      11.98
                                              =============  =============
Distributions to General Partner              $    439,306   $    634,552
                                              =============  =============
Distributions to Limited Partners             $  3,953,745   $  6,875,123
                                              =============  =============
Distributions per Limited Partnership
  Interest                                    $       9.00   $      15.65
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-V
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 1995 and 1994
                                (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Interest on loans receivable,
    and from investment in
    acquisition loans                         $  2,011,663   $  2,458,360
  Less interest on loans payable -
    underlying mortgages                            78,556         91,392
                                              -------------  -------------
  Net interest income on loans receivable        1,933,107      2,366,968
  Income from operations of real estate
    held for sale                                1,792,411        716,219
  Interest on short-term investments               202,455        150,748
  Participation income                             855,241
  Prepayment premiums                              315,000
  Participation in income of joint ventures -
    affiliates                                      77,695        152,883
                                              -------------  -------------
    Total income                                 5,175,909      3,386,818
                                              -------------  -------------
Expenses:
  Amortization of deferred expenses                 15,118         11,040
  Administrative                                   266,300        298,737
                                              -------------  -------------
    Total expenses                                 281,418        309,777
                                              -------------  -------------
Income before equity in loss from investment
  in acquisition loan                            4,894,491      3,077,041

Equity in loss from investment in
  acquisition loan                                 (17,426)       (19,261)
                                              -------------  -------------
Net income                                    $  4,877,065   $  3,057,780
                                              =============  =============
Net income allocated to General Partner       $    487,707   $    305,778
                                              =============  =============
Net income allocated to Limited Partners      $  4,389,358   $  2,752,002
                                              =============  =============
Net income per Limited Partnership Interest
  (439,305 issued and outstanding)            $       9.99   $       6.26
                                              =============  =============
Distribution to General Partner               $    244,059   $    195,247
                                              =============  =============
Distribution to Limited Partners              $  2,196,525   $  2,921,378
                                              =============  =============
Distribution per Limited Partnership Interest $       5.00   $       6.65
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-V
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 1995 and 1994
                                (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Operating activities:
  Net income                                  $  7,809,987   $  5,849,221
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in loss from investment in
        acquisition loan                            34,852         38,522
      Participation in income of joint
        ventures - affiliates                     (139,918)      (281,142)
      Amortization of deferred expenses            170,604         95,559
      Accrued interest income due at maturity     (359,807)      (431,240)
      Collection of interest income due at
        maturity                                 2,591,071
      Net change in:
        Escrow deposits - restricted              (206,832)      (598,145)
        Accounts and accrued interest
        receivable                                (357,996)        90,686
        Prepaid expenses                          (442,970)
        Accounts and accrued interest payable      (37,302)       (97,582)
        Due to affiliates                         (119,986)       152,087
        Other liabilities                           19,359        664,504
        Security deposits                          123,347         60,605
                                              -------------  -------------
  Net cash provided by operating activities      9,084,409      5,543,075
                                              -------------  -------------
Investing activities:
  Capital contributions to joint venture -
    affiliate                                      (58,156)
  Distributions from joint venture - affiliate     171,350        215,480
  Collection of principal payments on loans
    receivable                                   9,731,918        212,778
  Improvements to real estate                     (412,704)      (300,000)
  Proceeds from sale of real estate              2,570,208
  Costs incured in connection with the
   sale of real estate                            (175,495)
                                              -------------  -------------
  Net cash provided by investing activities     11,827,121        128,258
                                              -------------  -------------
Financing activities:
  Distributions to Limited Partners             (3,953,745)    (6,875,123)
  Distributions to General Partner                (439,306)      (634,552)
  Principal payments on loans payable -
    underlying mortgages                          (219,316)      (271,717)
  Repayment of loans payable - underlying
    mortgages                                                  (4,689,871)
  Principal payments on mortgage notes payable                     (4,004)
  Repayment of mortgage note payable                           (2,241,349)
                                              -------------  -------------
  Net cash used in financing activities         (4,612,367)   (14,716,616)
                                              -------------  -------------
Net change in cash and cash equivalents         16,299,163     (9,045,283)
Cash and cash equivalents at beginning
  of period                                     16,045,584     23,623,906
                                              -------------  -------------
Cash and cash equivalents at end of period    $ 32,344,747   $ 14,578,623
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995, including mortgage servicing fees which have been reclassified and are included in administrative expenses during 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1994, the Partnership incurred and paid interest expense on mortgage notes payable for properties held for sale of $34,585.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1995 are:

                                            Paid
                                    -----------------------
                                     Six Months   Quarter     Payable
                                    -----------   ---------   ----------
   Mortgage servicing fees           $ 55,804     $ 24,352     $ 7,005
   Reimbursement of expenses to
     the General Partner, at cost:    239,688      239,688       9,552

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

5. Real Estate Held for Sale:

The Partnership acquired the Villa Medici Apartments through foreclosure in March 1995. The property was classified as real estate held for sale as of December 31, 1994. The Partnership recorded the fair value of the property at $9,382,780. In addition, the Partnership reduced the basis of the property by $115,493 for certain receivables, escrows, and costs recognized in connection with the foreclosure. The property was transferred to real estate held for sale at its fair value.

6. Investment in Joint Venture - Affiliates:

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 21.74% joint venture interest in the property.

7.  Subsequent Event:

In July 1995, the Partnership made a distribution of $13,978,685 ($31.82 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $5.00 per Interest for the second quarter of 1995, a special distribution of $18.00 per Interest from Cash Flow reserves and a special distribution from Mortgage Reductions of $8.82 per Interest from prior loan repayments and property sales.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans and first mortgage loans and, to a lesser extent, other junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-four loans. Currently, there are five loans outstanding in the Partnership's portfolio, and the Partnership is operating eight properties acquired through foreclosure and two investments in joint ventures with affiliates.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Net Income
---------------------

In June 1995, the borrower of the wrap-around mortgage loans collateralized by the Club Wildwood, Four Seasons, and Point West mobile home parks prepaid the loans in full. In connection with these prepayments, the Partnership received additional interest and participation income. Additionally, income from real estate held for sale increased due to the Villa Medici Apartments foreclosure in March 1995 as well as improved operations at several of the Partnership's properties. As a result, net income increased for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Interest income on loans receivable decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 due to the foreclosure of the Villa Medici Apartments in March 1995 and the final interest income payments received on the Cinnamon Square Apartments loan in 1994. This decrease was partially offset by the receipt of additional interest income in connection with the Club Wildwood, Four Seasons and Pointe West mobile home park loan repayments during the second quarter of 1995.

Interest expense on loans payable decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 due to the purchase of the Seven Trails West Apartments underlying loan in March 1994.

The Partnership currently has two non-accrual loans which are collateralized by Fairview Plaza I and II and the Seven Trails West Apartments. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. Original funds advanced by the Partnership for these non-accrual loans total approximately $15,080,000. During the six months ended June 30,

1995, the Partnership received cash payments totaling approximately $973,000 of net interest income on these two loans. Under the terms of the original loan agreements, the Partnership would have received approximately $1,517,000 of net interest income during the six months ended June 30, 1995.

Income from operations of real estate held for sale represents net property operations generated on nine of the properties the Partnership has acquired through foreclosure. As mentioned below, the Partnership sold the Comerica Office Building in March 1995. The original funds advanced by the Partnership total approximately $69,545,000 for the eight remaining real estate investments. The Partnership foreclosed on the Villa Medici Apartments in 1995. Additionally, occupancy rates at several of the Partnership's properties increased in 1995. As a result, income from operations of real estate held for sale increased for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. See Liquidity and Capital Resources below for further information.

Due to higher Partnership cash balances and interest rates during 1995, interest income on short-term investments increased for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

In connection with the June 1995 prepayments on the Club Wildwood, Four Seasons and Point West mobile home parks, the Partnership received participation income during the six months and quarter ended June 30, 1995.

Prepayment premiums totaling $315,000 were received during the second quarter of 1995 in connection with the prepayments on the Club Wildwood, Four Seasons, and Point West mobile home park loans.

Participation in joint ventures with affiliates represents the Partnership's share of the property operations at the Whispering Hills Apartments and the 45 West 45th Street Office Building. Primarily as a result of lower revenues at the 45 West 45th Street Office Building, the participation in income of joint ventures was lower during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize a provision for potential losses on its loans or real estate held for sale during the six months ended June 30, 1995 or 1994. Allowances of $317,110 were written off in connection with the sale of the Comerica Office Building in March 1995.

As a result of the sale of the Comerica Office Building and the full amortization of the related deferred expenses, amortization expense increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. This increase was partially offset by a decrease in the amortization of deferred expenses relating to the Glades on Ulmerton Apartments due to the 1994 prepayment of the underlying mortgage loan and the amortization of the related deferred expenses in 1994.

Decreased legal fees and bank charges resulted in a decrease in administrative expenses during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of June 30, 1995 when compared to December 31, 1994. The Partnership's cash flow provided by operating activities during 1995 was generated by net interest income received from the Partnership's loans receivable and short-term investments, and cash flow from the operation of the Partnership's properties held for sale. This cash flow was partially offset by the payment of administrative expenses. The Partnership also generated cash from its investing activities primarily as a result of the sale of the Comerica Office Building in March 1995 and the prepayment of the Club Wildwood, Four Seasons, and Point West mobile home parks loans receivable in June 1995. A portion of the cash provided by operating activities and investing activities was utilized for financing activities consisting primarily of distributions to Limited Partners and the General Partner. The Partnership made a special distribution in July 1995 as described below and has retained cash reserves for anticipated capital requirements at certain Partnership properties.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant once it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. None of the properties have any underlying debt. During the six months ended June 30, 1995 and 1994, all of the Partnership's properties generated positive cash flow. In addition, the Partnership also holds minority joint venture interests in two other properties. The Whispering Hills Apartments generated positive cash flow for the six months ended June 30, 1995 and 1994 and the 45 West 45th Street Office Building operated at a significant deficit during the six months ended June 30, 1995 as compared to positive cash flow during the same period in 1994 due to lower rental rates in 1995. In addition, significant leasing costs were incurred in 1995 at the property. These non-recurring expenditures were not included in classifying the cash flow performance of the property. As of June 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 92% to 99%, and the occupancy rates of the commercial properties were 88% at the Harbor Bay Office Building and 98% at the Union Tower Office Building. The General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

Because of the weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions such as over-building and recessions in local economies and specific industry segments, certain borrowers have requested that the Partnership allow prepayment of mortgage loans. The Partnership has allowed some borrowers to prepay such loans, in some cases without assessing prepayment premiums, under circumstances where the General Partner believed that refusing to allow such prepayment would ultimately prove detrimental to the Partnership in light of the probable inability of the properties to generate sufficient revenues to keep loan payments current. In other cases, borrowers have requested prepayment in order to take advantage of lower available interest rates. In these cases, the

General Partner evaluates the request for prepayment along with the market conditions on a case by case basis, and in some cases the Partnership collects substantial prepayment premiums.

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

In June 1995, the borrower of the wrap-around mortgages collateralized by the Club Wildwood, Four Seasons and Point West mobile home parks prepaid the loans in full. The Partnership received proceeds of approximately $13,940,771, consisting of funds advanced of $9,580,171, additional interest income of $3,198,400, participation income of $847,200, and prepayment premiums totaling $315,000.

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

In July 1995, the Partnership made a distribution of $13,978,685 ($31.82 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $5.00 per Interest for the second quarter of 1995, a special distribution of $18.00 per Interest from Cash Flow reserves, and a special distribution from Mortgage Reductions of $8.82 per Interest from prior loan repayments and property sales. To date, including the distribution in July 1995, Limited Partners have received cumulative cash distributions of $494.07 per $500 Interest. Of this amount,

$377.25 has been Cash Flow from operations and $116.82 represents a return of Original Capital. The level of the regular quarterly distribution remained the same as the first quarter of 1995. In addition, during July 1995, the Partnership paid $842,001 to the General Partner as its distributive share of the Cash Flow distributed for the second quarter of 1995 and made a contribution of $280,667 to the Early Investment Incentive Fund.

During 1995, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 832 Interests from Limited Partners at a total cost of $260,310.

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

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

(a)  Villa Medici Apartments

As previously reported, the Partnership received title to Villa Medici Apartments through foreclosure in March 1995. On June 19, 1995 the U.S. Supreme Court denied the borrower's petition for writ of certiorari asking the Supreme Court to review the U.S. Court of Appeals' decision which permitted the Partnership to proceed with its foreclosure action (Wiston XXIV Limited Partnership vs. Balcor Pension Investors-V, Case No.: 94-3281). As a result, all legal proceedings relating to the Partnership's interest in the property have been dismissed.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  ----------------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-V, the
                                  General Partner


Date: August 10, 1995
      ------------------------------