Form 10-Q
period 1995-09-30
BALCOR PENSION INVESTORS V
filed 1995-11-14
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                 1995            1994
                                           --------------- ---------------
Cash and cash equivalents                  $   20,126,673  $   16,045,584
Escrow deposits - restricted                      402,284         384,625
Accounts and accrued interest receivable          742,833         604,189
Prepaid expenses                                  303,713
Deferred expenses, net of accumulated
  amortization of $247,817 in 1995 and
  $302,661 in 1994                                163,331         349,054
                                           --------------- ---------------
                                               21,738,834      17,383,452
                                           --------------- ---------------
Investment in loans receivable:
  Loans receivable - wrap-around, first
      and junior mortgages                     33,134,096      45,975,827
  Investment in acquisition loan                8,465,057       8,517,335
Less:
  Loans payable - underlying mortgages          2,788,336       3,998,692
  Allowance for potential loan losses           5,957,614       5,957,614
                                           --------------- ---------------
Net investment in loans receivable             32,853,203      44,536,856
Real estate held for sale (net of
  allowance of $5,737,890 in 1995
  and $6,055,000 in 1994)                      49,208,550      51,051,376
Investment in joint ventures - affiliates       4,524,519       5,004,625
                                           --------------- ---------------
                                               86,586,272     100,592,857
                                           --------------- ---------------
                                           $  108,325,106  $  117,976,309
                                           =============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued interest payable      $      179,057  $      229,664
Due to affiliates                                  50,485         136,543
Other liabilities, principally escrow
  deposits and accrued real estate taxes        1,253,209         998,713
Security deposits                                 484,325         356,629
                                           --------------- ---------------
     Total liabilities                          1,967,076       1,721,549

Partners' capital (439,305 Limited
  Partnership Interests issued
  and outstanding)                            106,358,030     116,254,760
                                           --------------- ---------------
                                           $  108,325,106  $  117,976,309
                                           =============== ===============

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                 1995            1994
                                           --------------- ---------------
Income:
  Interest on loans receivable, and from
    investment in acquisition loan         $    4,693,199  $    6,351,967
  Less interest on loans payable -
    underlying mortgages                          203,041         385,722
                                           --------------- ---------------
  Net interest income on loans receivable       4,490,158       5,966,245
  Income from operations of real estate
    held for sale                               4,420,405       2,734,275
  Interest on short-term investments              889,962         509,852
  Participation income                            859,526
  Prepayment premiums                             315,000
                                           --------------- ---------------
    Total income                               10,975,051       9,210,372
                                           --------------- ---------------
Expenses:
  Participation in loss (income) of
    joint ventures-affiliates                     317,297        (371,412)
  Amortization of deferred expenses               185,723         106,599
  Administrative                                  822,079         938,543
                                           --------------- ---------------
    Total expenses                              1,325,099         673,730
                                           --------------- ---------------
Income before equity in loss from
  investment in acquisition loan                9,649,952       8,536,642
Equity in loss from investment
  in acquisition loan                             (52,278)        (57,783)
                                           --------------- ---------------
Net income                                 $    9,597,674  $    8,478,859
                                           =============== ===============
Net income allocated to General Partner    $      959,767  $      847,886
                                           =============== ===============
Net income allocated to Limited Partners   $    8,637,907  $    7,630,973
                                           =============== ===============
Net income per Limited Partnership
  Interest (439,305 issued and outstanding)$        19.66  $        17.37
                                           =============== ===============
Distributions to General Partner           $    1,561,974  $      829,799
                                           =============== ===============
Distributions to Limited Partners          $   17,932,430  $    8,632,343
                                           =============== ===============
Distributions per Limited
  Partnership Interest                     $        40.82  $        19.65
                                           =============== ===============

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                 1995            1994
                                           --------------- ---------------
Income:
  Interest on loans receivable, and from
    investment in acquisition loan         $    1,091,281  $    1,893,278
  Less interest on loans payable -
    underlying mortgages                           40,234          88,829
                                           --------------- ---------------
  Net interest income on loans receivable       1,051,047       1,804,449
  Income from operations of real estate
    held for sale                               1,242,818         894,927
  Interest on short-term investments              261,703         179,493
  Participation income                              4,285
                                           --------------- ---------------
    Total income                                2,559,853       2,878,869
                                           --------------- ---------------
Expenses:
  Participation in loss (income) of
    joint ventures-affiliates                     457,215         (90,270)
  Amortization of deferred expenses                15,119          11,040
  Administrative                                  282,406         309,200
                                           --------------- ---------------
    Total expenses                                754,740         229,970
                                           --------------- ---------------
Income before equity in loss from
  investment in acquisition loan                1,805,113       2,648,899
Equity in loss from investment
  in acquisition loan                             (17,426)        (19,261)
                                           --------------- ---------------
Net income                                 $    1,787,687  $    2,629,638
                                           =============== ===============
Net income allocated to General Partner    $      178,769  $      262,964
                                           =============== ===============
Net income allocated to Limited Partners   $    1,608,918  $    2,366,674
                                           =============== ===============
Net income per Limited Partnership
  Interest (439,305 issued and outstanding)$         3.66  $         5.39
                                           =============== ===============
Distribution to General Partner            $    1,122,668  $      195,247
                                           =============== ===============
Distribution to Limited Partners           $   13,978,685  $    1,757,220
                                           =============== ===============
Distribution per Limited
  Partnership Interest                     $        31.82  $         4.00
                                           =============== ===============

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                 1995            1994
                                           --------------- ---------------
Operating activities:
  Net income                               $    9,597,674  $    8,478,859
  Adjustments to reconcile
    net income to net cash
    provided by operating activities:
    Equity in loss from investment in
      acquisition loan                             52,278          57,783
    Participation in loss (income) of
      joint ventures - affiliates                 317,297        (371,412)
    Amortization of deferred expenses             185,723         106,599
    Accrued interest income due at maturity      (478,441)       (662,301)
    Collection of interest income due
      at maturity                               2,591,071          87,069
    Net change in:
    Escrow deposits - restricted                  (17,659)       (621,475)
    Accounts and accrued
      interest receivable                        (277,826)         47,233
    Prepaid expenses                             (303,713)
    Accounts and accrued interest payable         (50,607)        (75,898)
    Due to affiliates                             (86,058)        124,941
    Other liabilities                             254,496         988,051
    Security deposits                             127,696          62,126
                                           --------------- ---------------
  Net cash provided by operating activities    11,911,931       8,221,575
                                           --------------- ---------------
Investing activities:
  Capital contributions to joint
    venture - affiliate                          (142,109)
  Distributions from joint
    ventures - affiliates                         304,918         540,097
  Collection of principal payments on
    loans receivable                            9,809,272         286,241
  Improvements to real estate                    (412,704)       (308,389)
  Proceeds from sale of real estate             2,570,208
  Costs incurred in connection with the
    sale of real estate                          (175,495)
                                           --------------- ---------------
  Net cash provided by investing activities    11,954,090         517,949
                                           --------------- ---------------
Financing activities:
  Distributions to Limited Partners           (17,932,430)     (8,632,343)
  Distributions to General Partner             (1,561,974)       (829,799)
  Principal payments on loans payable -
    underlying mortgages                         (290,528)       (380,429)
  Repayment of loans payable -
    underlying mortgages                                       (4,689,871)
  Principal payments on mortgage notes
    payable                                                        (4,004)
  Repayment of mortgage note payable                           (2,241,349)
                                           --------------- ---------------
  Net cash used in financing activities       (19,784,932)    (16,777,795)
                                           --------------- ---------------
Net change in cash and cash equivalents         4,081,089      (8,038,271)
Cash and cash equivalents at
    beginning of period                        16,045,584      23,623,906
                                           --------------- ---------------
Cash and cash equivalents at end of period $   20,126,673  $   15,585,635
                                           =============== ===============

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995, including mortgage servicing fees which have been reclassified and are included in administrative expenses during 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994, the Partnership incurred and paid interest expense on mortgage notes payable for properties held for sale of $34,585.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1995 are:

                                             Paid
                                   ------------------------
                                    Nine Months   Quarter    Payable
                                   ------------  ---------  ----------

   Mortgage servicing fees             $ 74,314   $18,510     $ 5,751
   Reimbursement of expenses to
    the General Partner, at cost:       266,836    27,148      44,734

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

7.  Subsequent Event:

In October 1995, the Partnership made a distribution of $10,402,742 ($23.68 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $5.00 per Interest for the third quarter of 1995, and a special distribution from Mortgage Reductions of $18.68 per Interest from the Club Wildwood, Four Seasons and Pointe West mobile home park loan prepayments.

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

Operations
----------

Summary of Net Income
---------------------

In connection with the repayment of three wrap-around mortgage loans in June 1995, the Partnership received additional interest and participation income. This along with improved operations at certain of the Partnership's properties resulted in increased net income for the nine months ended September 30, 1995 as compared to 1994. The Partnership recognized its share of the decline in the fair value of the 45 West 45th Street Office Building during the quarter ended September 30, 1995. This, along with the March 1995 foreclosure of Villa Medici Apartments and the three loan repayments in June 1995, resulted in a decrease in net income for the quarter ended September 30, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer both to the quarter and nine months ended September 30, 1995 and 1994.

Interest income on loans receivable decreased in 1995 as compared to 1994 due to the foreclosure of the Villa Medici Apartments in March 1995 and the final interest income payments received on the Cinnamon Square Apartments loan in 1994. This decrease was partially offset by the receipt of additional interest income in connection with the Club Wildwood, Four Seasons and Pointe West mobile home park loan prepayments during the second quarter of 1995.

Interest expense on loans payable decreased during 1995 as compared to 1994 due to the purchase of the Seven Trails West Apartments underlying loan in March 1994.

The Partnership currently has two loans on nonaccrual status which are collateralized by Fairview Plaza I and II and the Seven Trails West Apartments.

For nonaccrual loans, income is recorded only as cash payments are received from the borrowers. Original funds advanced by the Partnership for these nonaccrual loans total approximately $15,080,000. During the nine months ended September 30, 1995, the Partnership received cash payments totaling approximately $1,461,000 of net interest income on these two loans. Under the terms of the original loan agreements, the Partnership would have received approximately $2,277,000 of net interest income during the nine months ended September 30, 1995.

Income from operations of real estate held for sale represents net property operations generated on nine of the properties the Partnership has acquired through foreclosure. As mentioned below, the Partnership sold the Comerica Office Building in March 1995. The original funds advanced by the Partnership total approximately $69,545,000 for the eight remaining real estate investments. The Partnership foreclosed on the Villa Medici Apartments in March 1995. Additionally, occupancy rates at several of the Partnership's properties increased while leasing costs decreased at the Harbor Bay Office Building in 1995. As a result, income from operations of real estate held for sale increased in 1995 as compared to 1994. See Liquidity and Capital Resources below for further information.

Due to higher Partnership cash balances and interest rates during 1995, interest income on short-term investments increased in 1995 as compared to 1994.

In connection with the June 1995 prepayments on the Club Wildwood, Four Seasons and Point West mobile home park loans, the Partnership received participation income in 1995.

Prepayment premiums totaling $315,000 were received during the second quarter of 1995 in connection with the prepayments on the Club Wildwood, Four Seasons, and Point West mobile home park loans.

Participation in joint ventures with affiliates represents the Partnership's share of the property operations at the Whispering Hills Apartments and the 45 West 45th Street Office Building. The Partnership recognized its share of the decline in the fair value of the 45 West 45th Street Office Building during the quarter ended September 30, 1995 which was the primary reason the Partnership recognized participation in loss of joint ventures during 1995 as compared to participation in income of joint ventures in 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize a provision for potential losses on its loans or real estate held for sale during 1995 or 1994. Allowances of $317,110 were written off in connection with the sale of the Comerica Office Building in March 1995.

As a result of the sale of the Comerica Office Building and the full amortization of the related deferred expenses, amortization expense increased during the nine months ended September 30, 1995 as compared to 1994. This increase was partially offset by the full amortization of deferred expenses relating to the prepayment of the underlying mortgage loan on Glades on Ulmerton Apartments in 1994.

Decreases in legal fees, bank charges, mortgage servicing fees and professional fees resulted in a decrease in administrative expenses during 1995 as compared to 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of September 30, 1995 as compared to December 31, 1994. The increase resulted primarily from the operation of the Partnership's properties held for sale and from the prepayment of the Club Wildwood, Four Seasons, and Point West mobile home parks loans receivable and the sale of the Comerica Office Building. These funds were partially used to make distributions to Limited Partners and the General Partner. The Partnership also made a special distribution in October 1995 as described below and has retained cash reserves for anticipated capital requirements at certain Partnership properties.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. None of the properties have any underlying debt. During the nine months ended September 30, 1995 and 1994, all of the Partnership's properties generated positive cash flow. The Comerica Office Building generated positive cash flow prior to its sale in March 1995. In addition, the properties in which the Partnership holds minority joint venture interests, the Whispering Hills Apartments and the 45 West 45th Street Office Building, generated positive cash flow during the nine months ended September 30, 1995 and 1994. Significant leasing costs were incurred at the 45 West 45th Street Office Building in 1995 and at the Harbor Bay Office Building in 1994. These items were not included in classifying the cash flow performance of the properties since they are nonrecurring expenditures. Had these costs been included, the 45 West 45th Street Office Building would have generated a significant cash flow deficit in 1995 and the Harbor Bay Office Building would have generated a marginal cash flow deficit in 1994. As of September 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 92% to 98%, and the occupancy rates of the commercial properties were 88% at the Harbor Bay Office Building and 95% at the Union Tower Office Building. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

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

Certain borrowers have failed to make payments when due to the Partnership for more than ninety days and, accordingly, these loans have been placed on nonaccrual status (income is recorded only as cash payments are received). The General Partner has negotiated with some of these borrowers regarding modifications of the loan terms and has instituted foreclosure proceedings under certain circumstances. Such foreclosure proceedings may be delayed by factors beyond the General Partner's control such as bankruptcy filings by borrowers and state law procedures regarding foreclosures. Further, certain loans made by the Partnership have been restructured to defer and/or reduce interest payments where the properties collateralizing the loans were generating insufficient cash flow to support property operations and debt service. In the case of most loan restructurings, the Partnership receives concessions, such as increased participations or additional interest accruals, in return for modifications, such as deferral or reduction of basic interest payments. There can be no assurance, however, that the Partnership will receive actual benefits from the concessions.

In March 1995 the Partnership sold the Comerica Office Building in an all cash sale for $2,570,208. See Note 4 of Notes to Financial Statements for additional information.

During March 1995, the Partnership was the successful bidder for the Villa Medici Apartments at a foreclosure sale. See Note 5 of Notes to Financial Statements for additional information.

In June 1995, the borrower of the wrap-around mortgage loans collateralized by the Club Wildwood, Four Seasons and Point West mobile home parks prepaid the loans in full. The Partnership received proceeds of approximately $13,940,771, consisting of funds advanced of $9,580,171, additional interest income of $3,198,400, participation income of $847,200, and prepayment premiums totaling $315,000.

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

In October 1995, the Partnership made a distribution of $10,402,742 ($23.68 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $5.00 per Interest for the third quarter of 1995, and a special distribution from Mortgage Reductions of $18.68 per Interest from the Club Wildwood, Four Seasons and Pointe West mobile home parks loan prepayments. Including the October 1995 distribution, Limited Partners have received cumulative cash distributions of $517.75 per

$500 Interest. Of this amount, $382.25 has been Cash Flow from operations and $135.50 represents a return of Original Capital. The level of the regular quarterly distribution remained the same as the second quarter of 1995. In addition, during October 1995, the Partnership paid $183,044 to the General Partner as its distributive share of the Cash Flow distributed for the third quarter of 1995 and made a contribution of $61,015 to the Early Investment Incentive Fund.

During 1995, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 3,576 Interests from Limited Partners at a cost of $1,052,094.

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

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 dated January 16, 1984 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-87662) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13233) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on form 8-K: A Current Report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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

Date: November 13, 1995
      ------------------------------