Form 10-K
period 1995-12-31
BALCOR PENSION INVESTORS V
filed 1996-04-01
CIK 732350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-13233
                       -------
                          BALCOR PENSION INVESTORS-V
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3254673
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                       60015
- ----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
- ----------------

Balcor Pension Investors-V (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $219,652,500 from sales of Limited Partnership Interests. The Registrant's operations consist of investment in wrap-around mortgage loans and first mortgage loans. The Registrant is also operating eight properties acquired through foreclosure. All information included in this report relates to this industry segment.

The Registrant originally funded thirty-four loans. A portion of Mortgage Reductions generated by repayments was reinvested in five additional loans and a second funding on an existing loan, and a portion was distributed to Limited Partners. The remainder was added to working capital reserves. As a result of the repayments, foreclosures and write-offs of thirty-four loans, the Registrant has four loans in its portfolio as of December 31, 1995. Ten properties were acquired through foreclosure and two loans were reclassified as investment in joint ventures with affiliates. The Registrant sold two of the properties and has eight properties and two investments in joint ventures with affiliates in its portfolio as of December 31, 1995. See Item 2. Properties for additional information.

During 1995, the Registrant and three affiliates acquired title to the 45 West 45th Street Office Building through foreclosure. In addition, the Registrant made a successful bid at a foreclosure sale and acquired title to the Villa Medici Apartments. See Item 7. Liquidity and Capital Resources for additional information.

During 1995, the Registrant sold the Comerica Office Building and received prepayments on four wrap-around mortgage loans. See Item 7. Liquidity and Capital Resources for additional information.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

With virtually no new construction over the past few years, the national office market has experienced consistently rising occupancy rates and, recently, rising rental rates. Investor interest has also returned, typically preferring suburban buildings over their downtown counterparts. Except for properties built for a specific tenant, the economic feasibility of new construction in most markets is still several years away. Build-to-suit construction for large companies currently in leased space could restrict office appreciation rates over the next few years. In addition, increased vacancies could result from companies who restructure their workforce in order to reduce their occupancy costs.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Registrant's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Item 2. Properties
- ------------------

As of December 31, 1995, the Registrant owns the eight properties described below:

Location                     Description of Property
- --------                     -----------------------

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

The Registrant also holds minority joint venture interests in the Whispering Hills Apartments located in Overland Park, Kansas and the 45 West 45th Street Office Building located in New York, New York. See Notes 2(g) and 8 of Notes to Financial Statements for additional information.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate properties.

See Notes to Financial Statements for other information regarding these properties.

Item 3.  Legal Proceedings
- --------------------------

Williams Class Action
- -------------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates are the defendants. The complaint alleges violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants subsequently filed a counterclaim asserting claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover for damage to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Upon the defendants' motion, the Court ordered plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court for costs incurred with the class certification motion, which amounts continue to be outstanding.

In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification, which was denied in December 1994. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

The defendants intend to continue vigorously contesting this action.
Management of each of the defendants believes they have meritorious defenses to contest the claims.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Item 7. Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 40,910.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------

Total income       $14,775,396 $11,760,200 $19,394,286 $13,794,232 $15,317,394
Recovery of
  losses on loans,
  real estate and
  accrued inter-
  est receivable     1,600,000        None        None        None        None
Provision for
  losses on loans,
  real estate and
  accrued inter-
  est receivable     1,117,110        None   6,755,000   4,000,000   5,749,082
Net income          12,145,083  10,835,098  10,335,746   7,982,124   8,022,644
Net income per
  Limited Partner-
  ship Interest          24.88       22.20       21.17       16.35       16.44
Total assets        99,679,564 117,976,309 120,700,542 144,257,526 158,402,349
Mortgage notes
  payable                 None        None   2,245,353   5,840,049   9,503,103
Distributions per
  Limited Partner-
  ship Interest (A)      64.50       23.65       65.25       32.50       49.25

(A) These amounts include distributions of original capital of $27.50, $2.65, $23.25, $2.50 and $24.50 per Limited Partnership Interest for the years 1995, 1994, 1993, 1992 and 1991, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Operations
- ----------

Summary of Operations
- ---------------------

Income from operations of real estate held for sale increased during 1995 as compared to 1994 as a result of improved operations at several of Balcor Pension Investors-V (the "Partnership") properties. The Partnership acquired four properties through foreclosure during 1994 resulting in increased income from operations of real estate held for sale during 1994 as compared to 1993. In 1993, the borrower of the Valley West Shopping Center wrap-around mortgage prepaid the loan in full and in connection with this prepayment the Partnership received additional interest and participation income of approximately $7,900,000. This was partially offset by the Partnership recognizing a provision for potential losses on loans, real estate and accrued interest receivable during 1993 but not in 1994. The net effect of these items was increased net income during 1995 as compared to 1994 and 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

Interest income on loans receivable decreased in 1995 as compared to 1994 due to the foreclosure of the Villa Medici Apartments in March 1995 and the final interest income payments received on the Cinnamon Square Apartments loan in 1994. This decrease was partially offset by the receipt of additional interest income in connection with the Club Wildwood, Four Seasons and Pointe West mobile home park loan prepayments during 1995. Interest expense on loans payable decreased during 1995 as compared to 1994 due to the purchase of the Seven Trails West Apartments underlying loan in March 1994.

The Partnership has one non-accrual loan at December 31, 1995 which is collateralized by Seven Trails West Apartments. For non-accrual loans, income is recorded only as cash payments are received from the borrower. The funds advanced by the Partnership for this loan were approximately $8,000,000, representing approximately 4% of original funds advanced. During 1995 the Partnership received cash payments of net interest income of approximately $1,617,000. Under the terms of the original loan agreement the Partnership would have received approximately $2,021,000 of net interest income during 1995.

Income from operations of real estate held for sale represents the net operations of properties acquired by the Partnership through foreclosure. At December 31, 1995, the Partnership was operating eight properties. Original funds advanced by the Partnership totaled approximately $69,545,000 for these properties. The Partnership foreclosed on the Villa Medici Apartments in March 1995. Additionally, occupancy rates at several of the Partnership's properties increased while leasing costs decreased at the Harbor Bay Office Building in 1995. As a result, income from operations of real estate held for sale increased in 1995 as compared to 1994. See Liquidity and Capital Resources below for further information.

Due to higher Partnership cash balances and interest rates during 1995, interest income on short-term investments increased in 1995 as compared to 1994.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property collateralizing the Partnership's loan and/or a share in the increase of the gross income of the property above a certain level. Participation income was recognized during 1995 in connection with the prepayment of the Club Wildwood, Four Seasons and Point West mobile home parks loans. Additionally, participation income was recognized on the Glen and Meadow Run Apartments loans during 1995.

Prepayment premiums totaling $315,000 were received during 1995 in connection with the prepayments on the Club Wildwood, Four Seasons, and Point West mobile home park loans.

Participation in joint ventures with affiliates represents the Partnership's share of the property operations at the Whispering Hills Apartments and the 45 West 45th Street Office Building. The Partnership recognized its share of the decline in the fair value of the 45 West 45th Street Office Building during 1995 which was the primary reason the Partnership recognized participation in loss of joint ventures during 1995 as compared to participation in income of joint ventures in 1994.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. See Note 2(d) of Notes to Financial Statements for further information regarding the Partnership's accounting policies related to the determination of the fair value of its loans and real estate held for sale. During 1995, the Partnership recognized a provision of $300,000 related to the Meadow Run loan receivable. The Partnership recognized provisions of $817,110 and recoveries of $1,600,000 in 1995 related to its real estate held for sale to provide for changes in the estimate of the fair value of certain properties in the Partnership's portfolio. The Partnership did not recognize any provisions during 1994 related to its loans receivable or real estate held for sale. During 1995, allowances of $397,881 related to the Fairview I and II loan receivable prepayment and $317,110 related to the Comerica Office Building sale were written off.

As a result of the sale of the Comerica Office Building and the full amortization of the related deferred expenses, amortization expense increased during 1995 as compared to 1994.

Decreases in legal fees related to the 1994 foreclosures and mortgage servicing fees resulted in a decrease in administrative expenses during 1995 as compared to 1994.

1994 Compared to 1993
- ---------------------

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

The Partnership had two non-accrual loans at December 31, 1994 which were collateralized by Fairview Plaza I and II and Seven Trails West Apartments. The funds advanced by the Partnership for these non-accrual loans total $15,080,000, representing approximately 8% of the original funds advanced. During 1994, the Partnership received cash payments totaling $1,826,000 of net interest income on these two loans. Under the terms of the original loan agreements, the Partnership would have received $2,906,000 of net interest income during 1994.

Income from operations of real estate held for sale represents net property operations generated by the properties the Partnership has acquired through foreclosure. Original funds advanced by the Partnership totaled approximately $78,795,000 for these properties. The Partnership foreclosed on the Plantation, Granada and Waldengreen apartment complexes in April, June and September 1993, respectively. In addition, the Partnership completed a major repair and renovation program at The Glades on Ulmerton Apartments in 1993 which resulted in improved operations in 1994. These increases in income from operations of real estate held for sale were partially offset by the expenses required for the lease-up of the Harbor Bay Office Building which resulted in higher operating costs in 1994. As a result, income from operations of real estate held for sale increased during 1994 as compared to 1993.

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

The Partnership recognized a provision of $700,000 related to its loans in 1993. In addition, the Partnership recognized a provision of $6,055,000 in 1993 related to the Partnership's real estate held for sale to provide for declines in the fair value of certain properties in the Partnership's portfolio.

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

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $1,635,000 as of December 31, 1995 as compared to December 31, 1994. The Partnership's cash flow provided by operating activities during 1995 was generated primarily by net interest income, participation income, and prepayment premiums received from the Partnership's loans receivable totaling approximately $8,500,000, and cash flow from the operation of the Partnership's properties held for sale of approximately $5,000,000. The Partnership's investing activities generated cash flow primarily from loan prepayments of approximately $15,800,000 and net proceeds from the sale of the Comerica Office Building of $2,394,713. The cash provided by operating and investing activities were principally utilized for financing activities primarily consisting of distributions to Limited Partners of $28,335,172 and the General Partner of $1,806,033.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. None of the properties have any underlying debt. During 1995 and 1994, all of the Partnership's properties generated positive cash flow. The Comerica Office Building generated positive cash flow prior to its sale in March 1995. In addition, the properties in which the Partnership holds minority joint venture interest with affiliates, the Whispering Hills Apartments and the 45 West 45th Street office building, generated positive cash flow during 1995 and 1994. Significant leasing costs were incurred at the 45 West 45th Street Office Building in 1995 and at the Harbor Bay Office Building in 1994. These items were not included in classifying the cash flow performance of the properties since they are nonrecurring expenditures. Had these costs been included, the 45 West 45th Street Office Building would have generated a significant cash flow deficit in 1995 and the Harbor Bay Office Building would have generated a marginal cash flow deficit in 1994.

As of December 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 96% to 98%, and the occupancy rates of the commercial properties were 86% at the Harbor Bay Office Building and 94% at the Union Tower Office Building. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate. Lower interest rates may increase the probability that borrowers' may seek prepayment of the Partnership's loan whereas rising interest rates decrease the yields on the loans and make prepayment less likely.

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

The Partnership and three affiliates funded the $23,000,000 45 West 45th Street Office Building mortgage loan in 1988. The Partnership funded $5,000,000 of the total loan amount for a participating percentage of approximately 22%. In February 1995, the participants acquired title to the property through foreclosure. See Note 7 of Notes to Financial Statements for additional information.

In March 1995 the Partnership sold the Comerica Office Building in an all cash sale for $2,570,208. See Note 11 of Notes to Financial Statements for additional information.

During March 1995, the Partnership was the successful bidder for the Villa Medici Apartments at a foreclosure sale. See Note 7 of Notes to Financial Statements for additional information.

In June 1995, the borrower of the wrap-around mortgage loans collateralized by the Club Wildwood, Four Seasons and Point West mobile home parks prepaid the loans in full. The Partnership received proceeds of approximately $13,940,771, consisting of funds advanced of $9,580,171, additional interest income of $3,198,400, participation income of $847,200, and prepayment premiums totaling $315,000.

In December 1995, the Partnership received $6,225,610 as payment in full under the contractual terms of the wrap-around mortgage loan collateralized by Fairview Plaza I and II. The proceeds received represented a portion of the original funds advanced.

The Seven Trails West Apartments loan matured in February 1996. The Partnership extended the loan until April 1, 1996 to allow the borrower additional time to secure alternate financing.

The Partnership made four distributions totaling $64.50, $23.65, and $65.25 per Interest in 1995, 1994 and 1993, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $37.00 of Cash Flow and $27.50 of Mortgage Reductions in 1995, $21.00 of Cash Flow and $2.65 of Mortgage Reductions in 1994 and $42.00 of Cash Flow and $23.25 of Mortgage Reductions in 1993. Cash Flow distributions increased in 1995 as compared to 1994 primarily due to loan prepayments. Cash Flow distributions decreased in 1994 from 1993 due to two loan prepayments in 1993.

In January 1996, the Partnership paid a distribution of $2,196,525 ($5.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the fourth quarter of 1995. Including the January 1996 distribution, Limited Partners have received cash distributions totaling $522.75 per $500 Interest. Of this amount, $387.25 has been Cash Flow from operations and $135.50 represents a return of Original Capital. In January 1996, the Partnership also paid $183,044 to the General Partner as its distributive share of Cash Flow for the fourth quarter of 1995 and made a contribution to the Early Investment Incentive Fund of $61,015.

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

During 1995, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 5,953 Interests from Limited Partners at a cost of $1,690,950.

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

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

On September 14, 1995 the Partnership approved the engagement of Coopers & Lybrand LLP as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Partnership effective September 14, 1995. The General Partner of the Partnership approved the change in auditors.

The reports of Ernst & Young LLP on the Partnership's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Partnership's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-V, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

        TITLE                               OFFICERS
        -----                               --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
- -------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-V and its officers and partners own as a group through the Early Investment Incentive Fund and otherwise the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class           Owned        Percent of Class
         --------------      ----------------  ----------------
         Limited Partnership
         Interests                23,157             5.1%

Relatives and affiliates of the officers and partners of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
- ------------------------------------------------------------------------

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

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-13233) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying accountant, was filed (Commission File No. 0-13233).

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-V


                         By: /s/Brian D. Parker
                             -----------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor Mortgage
                             Advisors-V, the General Partner

Date: March 29, 1996
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
- ----------------------   --------------------------------------------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E. Meador      Advisors-V, the General Partner    March 29, 1996
- --------------------                                        --------------
  Thomas E. Meador
                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Mortgage
/s/Brian D. Parker       Advisors-V, the General Partner    March 29, 1996
- --------------------                                        --------------
Brian D. Parker

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Pension Investors-V

We have audited the accompanying balance sheet of Balcor Pension Investors-V (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital, income and expenses and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-V at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.










                                             COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 27, 1996

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors-V:

We have audited the accompanying balance sheet of Balcor Pension Investors-V (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-V at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.






                                        ERNST & YOUNG LLP




Chicago, Illinois
March 27, 1995

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                    December 31, 1995 and December 31, 1994


                                    ASSETS
                                                 1995             1994
                                          --------------- ----------------
Cash and cash equivalents                 $   17,680,262  $    16,045,584
Escrow deposits - restricted                      42,103          384,625
Accounts and accrued interest receivable         576,378          604,189
Prepaid expenses                                 145,027
Deferred expenses, net of accumulated
  amortization of $261,244 in 1995 and
  $302,661 in 1994                               149,904          349,054
                                          --------------- ----------------
                                              18,593,674       17,383,452
                                          --------------- ----------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                       26,421,997       45,975,827
  Investment in acquisition loan               8,439,304        8,517,335

Less:
  Loans payable - underlying mortgages         2,539,832        3,998,692
  Allowance for potential loan losses          5,859,733        5,957,614
                                          --------------- ----------------
Net investment in loans receivable            26,461,736       44,536,856

Real estate held for sale (net of
  allowance of $4,955,000 in 1995
  and $6,055,000 in 1994)                     50,018,118       51,051,376
Investment in joint ventures - affiliates      4,606,036        5,004,625
                                          --------------- ----------------
                                              81,085,890      100,592,857
                                          --------------- ----------------
                                          $   99,679,564  $   117,976,309
                                          =============== ================

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable     $      265,469  $       229,664
Due to affiliates                                 49,849          136,543
Other liabilities, principally escrow
  deposits and accrued real estate taxes         611,875          998,713
Security deposits                                493,733          356,629
                                          --------------- ----------------
     Total liabilities                         1,420,926        1,721,549
                                          --------------- ----------------
Limited Partners' capital
  (439,305 Interests issued
  and outstanding)                           102,310,790      119,715,387
General Partner's deficit                     (4,052,152)      (3,460,627)
                                          --------------- ----------------
     Total Partners' capital                  98,258,638      116,254,760
                                          --------------- ----------------
                                          $   99,679,564  $   117,976,309
                                          =============== ================


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993





                                Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                --------------- ------------- ------------

Balance at December 31, 1992    $ 137,213,267 $  (2,502,575)$ 139,715,842

Cash distributions (A)            (30,714,742)   (2,050,091)  (28,664,651)
Net income for the year
  ended December 31, 1993          10,335,746     1,033,575     9,302,171
                                --------------- ------------- ------------
Balance at December 31, 1993      116,834,271    (3,519,091)  120,353,362

Cash distributions (A)            (11,414,609)   (1,025,046)  (10,389,563)
Net income for the year
  ended December 31, 1994          10,835,098     1,083,510     9,751,588
                                --------------- ------------- ------------
Balance at December 31, 1994      116,254,760    (3,460,627)  119,715,387

Cash distributions (A)            (30,141,205)   (1,806,033)  (28,335,172)
Net income for the year
  ended December 31, 1995          12,145,083     1,214,508    10,930,575
                                --------------- ------------- ------------
Balance at December 31, 1995    $  98,258,638   $ (4,052,152) $102,310,790
                                =============== ============= ============


(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                1995                1994          1993
                                --------------- ------------- ------------

              First quarter     $        4.00 $        9.00 $        6.25
              Second quarter             5.00          6.65         46.00
              Third quarter             31.82          4.00          9.00
              Fourth quarter            23.68          4.00          4.00



The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993


                                      1995          1994          1993
                                --------------- ------------- ------------
Income:
  Interest on loans receivable,
    and from investment in
    acquisition loan            $   5,834,417   $  8,035,744  $ 11,641,872
  Less interest on loans
    payable - underlying
    mortgages                         273,184        472,303     1,299,005
                                --------------- ------------- ------------
  Net interest income on
    loans receivable                5,561,233      7,563,441    10,342,867

  Income from operations of
    real estate held for sale       5,366,016      3,406,925     1,845,385
  Interest on short-term
    investments                     1,007,008        714,328       928,837
  Participation income                926,139         75,506     6,277,197
  Prepayment premiums                 315,000
  Recovery of losses on loans,
    real estate and accrued
    interest receivable             1,600,000
                                --------------- ------------- -------------
    Total income                   14,775,396      11,760,200    19,394,286
                                --------------- ------------- -------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable             1,117,110                     6,755,000
  Participation in loss
    (income) of joint
    ventures-affiliates               204,085        (422,799)      547,359
  Amortization of deferred
    expenses                          199,150         129,874        35,734
  Administrative                    1,031,937       1,148,320     1,643,403
                                --------------- ------------- -------------
    Total expenses                  2,552,282         855,395     8,981,496
                                --------------- ------------- -------------
Income before equity in
  loss from investment
  in acquisition loan              12,223,114      10,904,805    10,412,790

Equity in loss from investment
  in acquisition loan                 (78,031)        (69,707)      (77,044)
                                --------------- ------------- -------------
Net income                      $  12,145,083   $  10,835,098 $  10,335,746
                                =============== ============= =============

Net income allocated to
  General Partner               $   1,214,508   $   1,083,510 $   1,033,575
                                =============== ============= =============
Net income allocated to
  Limited Partners              $  10,930,575   $   9,751,588 $   9,302,171
                                =============== ============= =============
Net income per Limited
   Partnership Interest
   (439,305 issued and
   outstanding)                 $       24.88   $       22.20 $       21.17
                                =============== ============= =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993


                                      1995          1994          1993
                                --------------  ------------  ------------
Operating activities:
  Net income                    $  12,145,083 $  10,835,098 $  10,335,746
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Equity in loss from invest-
      ment in acquisition loan         78,031        69,707        77,044
    Participation in loss
      (income) of joint
      ventures - affiliates           204,085      (422,799)      547,359
    Recovery of losses on loans,
      real estate and accrued
      interest receivable          (1,600,000)
    Provision for potential
      losses on loans, real
      estate and accrued
      interest receivable           1,117,110                   6,755,000
    Amortization of deferred
      expenses                        199,150       129,874        35,734
    Accrued interest income
      due at maturity                (610,927)     (906,566)     (837,826)
    Collection of interest
      income due at maturity        2,591,071        98,055       616,266
    Net change in:
      Escrow deposits
       - restricted                   342,522        (4,940)     (257,304)
      Accounts and accrued
        interest receivable          (111,371)      681,297     1,438,226
      Prepaid expenses               (145,027)
      Accounts and accrued
        interest payable               35,805       (37,023)       47,338
      Due to affiliates               (86,694)         (178)       47,120
      Other liabilities              (386,838)      326,774       268,408
      Security deposits               137,104        66,460        53,842
                                --------------  ------------  ------------
  Net cash provided by
    operating activities           13,909,104    10,835,759    19,126,953
                                --------------  ------------  ------------

Investing activities:
  Capital contributions to joint
    ventures - affiliates            (204,116)                     (5,625)
  Distributions from joint
    ventures - affiliates             398,620       590,827       757,990
  Collection of principal
    payments on loans receivable   16,060,889       415,659    37,341,491
  Improvements to real estate        (439,382)     (377,081)     (733,315)
  Payment of expenses on real
    estate acquired through
    foreclosure                                                  (344,577)
  Proceeds from sale
    of real estate                  2,570,208
  Costs incurred in
    connection  with the
    sale of real estate              (175,495)
                                -------------- ------------- -------------
  Net cash provided by
    investing activities           18,210,724       629,405    37,015,964
                                -------------- ------------- -------------

Financing activities:
  Distributions to Limited
    Partners                      (28,335,172)  (10,389,563)  (28,664,651)
  Distributions to General
    Partner                        (1,806,033)   (1,025,046)   (2,050,091)
  Principal payments on loans
     payable - underlying
     mortgages                       (343,945)     (471,728)     (812,268)
  Repayment of loans payable -
    underlying mortgages                         (4,689,871)  (22,110,234)
  Principal payments on mortgage
    notes payable                                    (4,004)      (99,776)
  Repayment of mortgage
    note payable                                 (2,241,349)   (3,494,920)
  Payment of deferred expenses                     (221,925)     (146,591)
                                --------------  ------------  ------------
  Net cash used in financing
    activities                    (30,485,150)  (19,043,486)  (57,378,531)
                                --------------  ------------  ------------
Net change in cash and
    cash equivalents                1,634,678    (7,578,322)   (1,235,614)
Cash and cash equivalents at
    beginning of period            16,045,584    23,623,906    24,859,520
                                --------------  ------------  ------------
Cash and cash equivalents
  at end of period              $  17,680,262  $ 16,045,584  $ 23,623,906
                                ============== ============= =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Partnership's Business:

Balcor Pension Investors-V (the "Partnership") is engaged principally in the operation of residential and commercial real estate located in various markets within the United States and to a lesser extent, investment in wrap-around and first mortgage loans.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligations. The underlying mortgage obligations are recorded as a reduction of the wrap-around mortgage loan and the resulting balance represents the Partnership's net advance to the borrower. The Partnership is responsible for making periodic payments to the underlying mortgage lenders only to the extent that payments as required by the wrap-around mortgage agreement are received by the Partnership from the borrower.

(c) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate held for sale is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(d) Loan losses on mortgage notes receivable are charged to income and an allowance account is established when the General Partner believes the loan balance will not be recovered. The General Partner assesses the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance is transferred to real estate held for sale after the fair value of the property, less costs of disposal is assessed. Upon the transfer to real estate held for sale, a new basis in the property is established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return or by applying a discounted cash flow analysis both of which consider economic and demographic conditions in the market. Changes in the property's fair value are recorded by an adjustment to the property allowance account and is recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(e) Under certain circumstances, the Partnership may accept promissory notes in satisfaction of a borrower's obligations for certain fees upon prepayment of a loan as required by the loan agreement. These fees include, among other things, prepayment penalties and participations in the borrower's appreciation in the collateral property. The Partnership's policy is to record such income on a cash basis as payments required under the terms of the promissory notes are received.

(f) Investment in the acquisition loan represents a first mortgage loan which, because the loan agreement includes certain specified terms, must be accounted for as an investment in a real estate venture. The investment is therefore reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership records its investment at cost (representing total loan funding) and subsequently adjusts its investment for its share of property income or loss.

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

(g) Investment in joint ventures - affiliates represents the Partnership's 25.00% and 21.74% interest, under the equity method of accounting, in joint ventures with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(h) Deferred expenses consist of loan application and processing fees and mortgage brokerage fees which were amortized over the terms of the respective agreements, and leasing commissions which are amortized over the life of each respective lease.

(i) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(j) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(k) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash equivalents are held or invested in primarily two issuers of commercial paper.

(l) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(m) Several reclassifications have been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. These reclassifications have not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

At the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, amounts placed in the Fund are available to repurchase Interests from existing Limited Partners. During 1995, the Fund repurchased 5,953 Interests at a total cost of $1,690,950. All repurchases of Interests have been made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests will be paid to the Fund and will be available to repurchase additional Interests.

4. Investment in Loans Receivable:

Loans receivable and loans payable at December 31, 1995 consisted of the following:
                                         Loans Receivable
                    ----------------------------------------------------------
                                Current   Current  Original  Final
                     Mortgage   Monthly  Interest   Funding MaturityAdditional
   Property        Balances(A)  Payments   Rate      Date     Date   Interest
- --------------     -----------  --------  -------- -------- ------------------
First and Wrap-around
Mortgages:
Apartments:
Glen                $5,253,261   $42,281   10.25%    1986     1997     (B,C)
Meadow Run           6,015,968    43,063   13.25%    1984     1996     (B,C)
Seven Trails West   15,152,768   122,750   11.00%    1984     1996     (B,D)
                   -----------
    Subtotal        26,421,997
Acquisition Loan:
Noland Fashion
  Square Shopping
  Center (E)         8,517,335    74,061    9.75%    1989     1999      (C)
                   -----------

     Total         $34,939,332
                   ===========


(A) All loans are first mortgage loans except for The Glen Apartments which is a wrap-around mortgage loan. The note receivable balance of this wrap-around mortgage loan includes the underlying loan balance. The Glen Apartments underlying mortgage loan has a Balance of $2,539,832 at December 31, 1995. The loan bears interest at 7.5% and requires current monthly payments of principal and interest of $19,235. The loan matures in 1997.

(B) An additional amount of interest accrues on a monthly basis and will be payable to the Partnership upon maturity of the loan, prepayment or upon sale of the property. This interest is included in the loan balance.

(C) The Partnership may receive additional payments from the borrower representing participation in the operating results of the collateral property which exceed specified levels and a share in the appreciation of the collateral property upon repayment or refinancing.

(D) In March 1994, the Seven Trails West Apartments loan matured and was extended for two years on the same terms as the previously modified loan, except for an increase in the interest rate from 10% to 11%. In addition, in March 1994 the $4,689,871 underlying first mortgage loan on the property was purchased by the Partnership at face value. The Seven Trails West Apartments loan matured in February 1996. The Partnership extended the loan until April 1, 1996 to allow the borrower additional time to secure alternate financing.

(E) The Partnership and two affiliates entered into a participation agreement to fund a $23,300,000 first mortgage loan collateralized by the Noland Fashion Square Shopping Center. The Partnership participates ratably in approximately 41% of the loan amount, interest income and participation income. The balance of the loan includes the Partnership's share of the cumulative net loss of the property after the loan was funded.

Loans are classified as non-accrual as a result of delinquency or other noncompliance with terms of loan agreements; such loans aggregated $15,152,768 and $22,226,452 at December 31, 1995 and 1994, respectively.

Non-accrual loans and loans which have been restructured are hereinafter referred to as impaired loans. Net interest income relating to impaired loans would have been $3,040,000 in 1995, $2,906,000 in 1994 and $3,703,000 in 1993.
Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to $2,227,000 (cash basis and accrual basis) in 1995, $1,826,000 (cash basis and accrual basis) in 1994 and $2,204,000 in 1993.

Interest income on the Fairview Plaza I and II wrap-around mortgage loan, which was repaid in December 1995, was recognized using an effective interest rate equal to the discount rate which equates the present value of the future cash receipts specified by the new loan terms with the recorded investment in the receivable.

Impaired loans totaled $15,152,768 and $22,226,452 at December 31, 1995 and 1994, respectively. The impaired loan of $15,152,768 had a related allowance for losses of $2,478,000 in 1995. Impaired loans of $22,226,452 had no allowances for losses in 1994.

The average recorded investments in impaired loans during the years ended December 31, 1995 and December 31, 1994 were approximately $18,689,610 and $27,233,000, respectively.

5. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1995 is described in the table below:
                             1995          1994           1993
                          -----------   -----------   -----------
  Loans:
   Balance at beginning
    of year               $ 5,957,614   $ 5,957,614   $ 6,391,000
   Provision charged to
    income                    300,000          None       700,000
   Direct write-off
    of loans against
    allowance               (397,881)         None    (1,133,386)
                          -----------   -----------    ----------

    Balance at the end of
     the year             $ 5,859,733   $ 5,957,614   $ 5,957,614
                          ===========   ===========   ===========

  Real Estate Held for Sale:
   Balance at beginning of
    year                  $ 6,055,000   $ 6,055,000          None
   Recovery charged to
    income                 (1,600,000)         None          None
   Provision charged to
   income                     817,110          None   $ 6,055,000
   Direct write-off
    of real estate
    held for sale
    against allowance       (317,110)         None          None
                          -----------   -----------   ------------
    Balance at the end of
     the year             $ 4,955,000   $ 6,055,000   $ 6,055,000
                          ===========   ===========   ===========

6. Mortgage Notes Payable:

During February 1994 the Partnership prepaid the underlying first mortgage on The Glades on Ulmerton Apartments of $2,241,349. During the years ended December 31, 1994 and 1993, the Partnership incurred and paid interest expense on mortgage notes payable for properties held during the year of $34,585 and $275,882.

7. Real Estate Held for Sale:

The Partnership acquired the Villa Medici Apartments through foreclosure in March 1995 and classified it as real estate held for sale at December 31, 1994. The Waldengreen, Granada and Plantation Apartments were acquired through foreclosure in 1993. These acquisitions represent noncash transactions to the Partnership, with the exception of costs incurred of $344,577 in 1993. Accordingly, the noncash aspects of these acquisitions are not presented in the Partnership's Statements of Cash Flow. The Partnership recorded the costs of the properties at $9,382,780 and $12,994,863 in 1994 and 1993, respectively. These amounts represented the outstanding loan balances plus any accrued interest receivable. In addition, the Partnership increased the basis of the properties by $401,310 in 1993 and reduced the basis of the properties by $115,493 and $56,706 in 1994 and 1993, respectively, for certain other receivables, liabilities, escrows and costs recognized or incurred in connection with the foreclosure. At the date of foreclosure, the properties were transferred to real estate held for sale at their fair value, net of any allowances previously recorded.

8. Investment in Joint Ventures - Affiliates:

The Partnership has classified the Whispering Hills Apartments first mortgage loan investment as an investment in joint venture - affiliate. This investment represents a joint venture between the Partnership and an affiliate. Profits and losses are allocated 25% to the Partnership and 75% to the affiliate.

The Partnership and three affiliates (together, the "Participants"), previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Participants received title to the property through foreclosure, and the Partnership owns a 21.74% joint venture interest in the property. The Partnership's investment was reclassified from loan in substantive foreclosure to an investment in joint venture with an affiliate effective January 1993 as it was the General Partner's opinion that the borrower had effectively surrendered control of the property. In 1993, the Partnership recognized a loss of $500,000 representing its share of the decline in the fair value of the property. In addition, during 1995, the Partnership recognized $537,630, its share of the provision related to the change in the estimate of the fair value of the property.

These amounts are included in the Partnership's participation in income (loss) of joint ventures with affiliates. During 1995, 1994, and 1993 the Partnership received distributions from these joint ventures totaling $398,620, $590,827, and $757,990, respectively, and made contributions of $204,116 and $5,625, in 1995 and 1993, respectively.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees   $91,569 $ 5,481 $131,305 $10,930 $153,658 $10,951
Property management fees None None 460,824 None 361,175 39,167 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting             82,348   9,881   84,961  38,028   75,896   6,300
    Data processing        49,177   4,775   87,782  20,653  150,141  41,698
    Investor communica-
      tions                11,014       0   36,782  10,098   11,381     945
    Legal                  24,592   3,681    9,688   8,403   12,197   1,012
    Portfolio management  154,618  25,969  100,599  42,147  104,608  33,724
    Other                   6,028      62   27,070   6,284   35,224   2,924

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $63,806, $126,944, and $60,977 for 1995, 1994 and 1993,
respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

10. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with third-party management companies. These management agreements provide for annual fees of 5% of gross operating receipts for the residential properties, and 3% to 6% of gross operating receipts for commercial properties.

11. Sale of Real Estate:

In March 1995, the Partnership sold the Comerica Office Building in an all cash sale for $2,570,208, net of a $379,792 credit against the sale price for tenant improvements to be completed by the purchaser. The carrying value of the property was $2,711,823. From the proceeds of the sale, the Partnership paid $147,500 to an unaffiliated party as a sales commission and $27,995 in other closing costs. The Partnership recognized a loss of $317,110 on disposition.

12. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership. Management of each of the defendants believes they have meritorious defenses to contest the claims.

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts and accrued interest payable approximates fair value.

Loans receivable: The fair value of the Partnership's investment in the loans receivable approximates the carrying value of $29,001,568.

Mortgage notes payable: The fair value for the Partnership's mortgage notes payable approximates the carrying value.

The fair value for the Partnership's investments in loans receivable and mortgage note payable was estimated using discounted cash flow analyses. The discount rates were based upon rates at the end of 1995 comparable to those the Partnership could receive or charge in the commercial real estate lending market with terms and maturities comparable to the Partnership's loans receivable and mortgage note it presently holds.

14. Subsequent Event:

In January 1996, the Partnership made a distribution of $2,196,525 ($5.00 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1995 from Cash Flow.