Form 10-Q
period 1996-03-31
BALCOR PENSION INVESTORS V
filed 1996-05-15
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March  31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                1996           1995
                                            -------------- ---------------
Cash and cash equivalents                   $  17,473,371  $   17,680,262
Escrow deposits - restricted                      150,276          42,103
Accounts and accrued interest receivable          878,172         576,378
Prepaid expenses                                   35,978         145,027
Deferred expenses, net of accumulated
  amortization of $271,279 in 1996 and
  $261,244 in 1995                                139,869         149,904
                                            -------------- ---------------
                                               18,677,666      18,593,674
                                            -------------- ---------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                        26,421,997      26,421,997
  Investment in acquisition loan                8,419,796       8,439,304
Less:
  Loans payable - underlying mortgages          2,529,687       2,539,832
  Allowance for potential loan losses           5,859,733       5,859,733
                                            -------------- ---------------
Net investment in loans receivable             26,452,373      26,461,736
Real estate held for sale (net of
  allowance of $4,955,000 in
  1996 and 1995)                               50,018,118      50,018,118
Investment in joint ventures - affiliates       4,549,931       4,606,036
                                            -------------- ---------------
                                               81,020,422      81,085,890
                                            -------------- ---------------
                                            $  99,698,088  $   99,679,564
                                            ============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued interest payable       $     170,892  $      265,469
Due to affiliates                                  68,749          49,849
Other liabilities, principally escrow
  deposits and accrued real estate taxes          654,468         611,875
Security deposits                                 491,563         493,733
                                            -------------- ---------------
     Total liabilities                          1,385,672       1,420,926
                                            -------------- ---------------
Limited Partners' capital
  (439,305 Interests issued
  and outstanding)                            102,359,191     102,310,790
General Partner's deficit                      (4,046,775)     (4,052,152)
                                            -------------- ---------------
     Total partners' capital                   98,312,416      98,258,638
                                            -------------- ---------------
                                            $  99,698,088  $   99,679,564
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996           1995
                                            -------------- ---------------
Income:
  Interest on loans receivable and
    investment in acquisition loan          $   1,043,529  $    1,590,255
  Less interest on loans payable -
    underlying mortgages                           50,699          84,251
                                            -------------- ---------------
  Net interest income on loans receivable         992,830       1,506,004
  Income from operations of real estate
    held for sale                               1,351,784       1,385,176
  Interest on short-term investments              243,266         425,804
  Participation in income of
    joint ventures-affiliates                     104,879          62,223
                                            -------------- ---------------
    Total income                                2,692,759       3,379,207
                                            -------------- ---------------
Expenses:
  Amortization of deferred expenses                10,035         155,486
  Administrative                                  168,854         273,373
                                            -------------- ---------------
    Total expenses                                178,889         428,859
                                            -------------- ---------------
Income before equity in loss from
  investment in acquisition loan                2,513,870       2,950,348
Equity in loss from investment
  in acquisition loan                             (19,508)        (17,426)
                                            -------------- ---------------
Net income                                  $   2,494,362  $    2,932,922
                                            ============== ===============
Net income allocated to General Partner     $     249,436  $      293,292
                                            ============== ===============
Net income allocated to Limited Partners    $   2,244,926  $    2,639,630
                                            ============== ===============
Net income per Limited Partnership
  Interest (439,305 issued and outstanding) $        5.11  $         6.01
                                            ============== ===============
Distribution to General Partner             $     244,059  $      195,247
                                            ============== ===============
Distribution to Limited Partners            $   2,196,525  $    1,757,220
                                            ============== ===============
Distribution per Limited
  Partnership Interest                      $        5.00  $         4.00
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996           1995
                                            -------------- ---------------
Operating activities:
  Net income                                $   2,494,362  $    2,932,922
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in loss from investment
      in acquisition loan                          19,508          17,426
    Participation in income of
      joint  ventures - affiliates               (104,879)        (62,223)
    Amortization of deferred expenses              10,035         155,486
    Accrued interest income due at maturity                      (253,587)
    Net change in:
      Escrow deposits - restricted               (108,173)       (120,294)
      Accounts and accrued
        interest receivable                      (301,794)        (39,001)
      Prepaid expenses                            109,049
      Accounts and accrued
        interest payable                          (94,577)        (18,053)
      Due to affiliates                            18,900          53,955
      Other liabilities                            42,593           3,919
      Security deposits                            (2,170)         11,334
                                            --------------   -------------
  Net cash provided by operating activities     2,082,854       2,681,884
                                            --------------   -------------
Investing activities:
  Capital contributions to joint
    ventures - affiliates                                         (58,156)
  Distributions from joint
    ventures - affiliates                         160,984
  Collection of principal
    payments on loans receivable                                   75,384
  Proceeds from sale of real estate                             2,570,208
  Costs incurred in connection with
    the sale of real estate                                      (175,495)
                                            --------------   -------------
  Net cash provided by investing activities       160,984       2,411,941
                                            --------------   -------------
Financing activities:
  Distribution to Limited Partners             (2,196,525)     (1,757,220)
  Distribution to General Partner                (244,059)       (195,247)
  Principal payments on loans payable
    - underlying mortgages                        (10,145)       (121,736)
                                            --------------   -------------
  Net cash used in financing activities        (2,450,729)     (2,074,203)
                                            --------------   -------------
Net change in cash and  cash equivalents         (206,891)      3,019,622
Cash and cash equivalents at
  beginning of period                          17,680,262      16,045,584
                                            --------------   -------------
Cash and cash equivalents at end of period  $  17,473,371  $   19,065,206
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1996 are:

                                                  Paid        Payable
                                                 --------    ---------
  Mortgage servicing fees                         $15,118     $ 4,818
  Reimbursement of expenses to
   the General Partner, at cost                    21,732      63,931

3.  Subsequent Event:

In April 1996, the Partnership made a distribution of $6,492,928 ($14.78 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Cash Flow of $5.00 per Interest for the first quarter of 1996, and a special distribution from Mortgage Reductions of $9.78 per Interest from the 1995 Fairview Plaza I and II loan prepayment.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans and first mortgage loans and, to a lesser extent, other junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-four loans. There are currently three loans outstanding in the Partnership's portfolio, and the Partnership is operating eight properties acquired through foreclosure and owns two investments in joint ventures with affiliates. The Seven Trails West Apartments loan was repaid in April 1996.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a decrease in net interest income from loans receivable due to the four loan repayments in 1995. As a result, net income decreased during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Net interest income on loans receivable decreased in 1996 as compared to 1995 due to the repayments of the Club Wildwood, Four Seasons and Point West mobile home parks and Fairview Plaza I and II loans.

The Partnership had one loan on nonaccrual status which was collateralized by the Seven Trails West Apartments at March 31, 1996. This loan was repaid in April 1996. For nonaccrual loans, income is recorded only as cash payments are received from the borrowers. Original funds advanced by the Partnership for this nonaccrual loan total approximately $8,000,000. During 1996, the Partnership received cash payments totaling approximately $539,000 of interest income on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $673,000 of interest income during 1996.

Due to lower average cash balances resulting from the distribution of the proceeds from the four loan repayments and the property sale in 1995, as well as lower interest rates during 1996, interest income on short-term investments decreased in 1996 as compared to 1995.

Participation in joint ventures with affiliates represents the Partnership's share of the property operations at the Whispering Hills Apartments and the 45 West 45th Street Office Building. The Partnership recognized participation in income of joint venture with affiliates during 1996 as compared to a loss during 1995 due to lower interior maintenance and repairs and legal expenses during 1996.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions during the quarters ended March 31, 1996 and 1995 related to its loans receivable or real estate held for sale.

As a result of the sale of the Comerica Office Building and the full amortization of the related deferred expenses, amortization expense decreased during 1996 as compared to 1995.

Decreases in legal and professional fees related to the 1995 foreclosures, as well as mortgage servicing fees and accounting fees resulted in a decrease in administrative expenses during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $207,000 as of March 31, 1996 as compared to December 31, 1995. The Partnership's cash flow provided by operating activities of approximately $2,083,000 was generated primarily by net interest income from the Partnership's loans receivable and cash flow from the operation of the Partnership's properties held for sale. The Partnership's investing activities generated cash flow of approximately $161,000 consisting of distributions from joint ventures-affiliates. Cash of approximately $2,440,000 was used in financing activities consisting of distributions to Limited Partners and the General Partner.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. None of the properties have any underlying debt. During 1996 and 1995, all of the Partnership's properties generated positive cash flow. In addition, the Partnership holds minority joint venture interests in two other properties. The Whispering Hills Apartments generated positive cash flow during 1996 and 1995 and the 45 West 45th Street Office Building generated positive cash flow during 1996 and a marginal deficit during 1995. The improvement in the cash flow of this property was due to lower property operating expenses. Significant leasing costs were incurred at the 45 West 45th Street Office Building in 1995. These items were not included in classifying the cash flow performance of the properties since they are nonrecurring expenditures. Had these costs been included, the 45 West 45th Street Office Building would have generated a significant cash flow deficit in 1995.

As of December 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 96% to 100%, and the occupancy rates of the Harbor Bay Office Building and the Union Tower Office Building were 86% and 97%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

As previously reported, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership is preparing to market the residential properties in its portfolio for sale. The General Partner is currently marketing the 45 West 45 Street Office Building in which the Partnership holds a minority joint venture interest. Additionally, the General Partner may explore the sale of its remaining commercial properties over the next year if market conditions become favorable. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property. In addition, the General Partner considers capital factors and Partnership administrative costs as it pertains to Partnership performance.

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

The Partnership funded a loan collateralized by a wrap-around mortgage in the amount of $14,700,000 on the Seven Trails Apartments which wrapped an underlying first mortgage in the amount of $6,714,692 resulting in funds advanced by the Partnership of $7,985,308. In March 1994, the underlying first mortgage loan was purchased by the Partnership at face value for $4,689,871 which increased the funds advanced to $12,675,179.The wrap-around mortgage loan matured in February 1996. The Partnership extended the loan until April 1, 1996 to allow the borrower additional time to secure alternate financing. The loan was repaid in full in April 1996. The Partnership received proceeds of $16,473,402 consisting of funds advanced of $12,675,179, equity buildup related to principal payments of $2,024,821 made by the Partnership on the underlying loan and additional interest income of $1,773,402.

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

In April 1996, the Partnership paid a distribution of $6,492,928 ($14.78 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow of $5.00 for the first quarter of 1996 and a special distribution from Mortgage Reductions of $9.78 per Interest from the 1995 Fairview Plaza I and II loan prepayment. The level of the regular quarterly Cash Flow distribution was consistent with the prior quarter. Including the April 1996 distribution, Limited Partners have received cash distributions totaling $537.53 per $500 Interest. Of this amount, $392.25 has been Cash Flow from operations and $145.28 represents a return of Original Capital. In April 1996, the Partnership also paid $183,044 to the General Partner as its distributive share of Cash Flow for the first quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $61,015.

The Partnership expects to continue making cash distributions. The level of future distributions is dependent on cash flow from property operations and the receipt of interest income from the acquisition loan less fees to the General Partner and administrative expenses. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

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

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
- ---------------------------

Paul Williams, et al. vs. Balcor Pension Investors, et al.
- ----------------------------------------------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Partnership, the General Partner, seven affiliated limited partnerships and other affiliates are the defendants. In July 1994, the Court granted plaintiffs' motion certifying a class relating to Federal securities fraud claims. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995. Settlement discussions among the parties are currently on-going but no final settlement has been reached. There can be no assurance, however, that such settlement discussions will ultimately be successful.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 dated January 16, 1984 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-87662) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 31, 1992 (Commission File No. 0-13233) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1996.

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


Date: May 15, 1996
      ------------------------------