Form 10-Q
period 1996-06-30
BALCOR PENSION INVESTORS V
filed 1996-08-14
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996            1995
                                            -------------- ---------------
Cash and cash equivalents                   $  28,539,904  $   17,680,262
Escrow deposits - restricted                       81,792          42,103
Accounts and accrued interest receivable          911,940         576,378
Prepaid expenses                                  369,208         145,027
Deferred expenses, net of accumulated
  amortization of $286,418 in 1996 and
  $261,244 in 1995                                226,830         149,904
                                            -------------- ---------------
                                               30,129,674      18,593,674
                                            -------------- ---------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                        11,269,229      26,421,997
  Investment in acquisition loan                8,400,288       8,439,304

Less:
  Loan payable - underlying mortgage            2,519,350       2,539,832
  Allowance for potential loan losses           3,893,148       5,859,733
                                            -------------- ---------------
Net investment in loans receivable             13,257,019      26,461,736

Real estate held for sale (net of
  allowance of $4,955,000 in
  1996 and 1995)                               50,179,120      50,018,118
Investment in joint ventures - affiliates       4,578,147       4,606,036
                                            -------------- ---------------
                                               68,014,286      81,085,890
                                            -------------- ---------------
                                            $  98,143,960  $   99,679,564
                                            ============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued interest payable       $     228,141  $      265,469
Due to affiliates                                  72,146          49,849
Other liabilities, principally escrow
  deposits and accrued real estate taxes          617,518         611,875
Security deposits                                 492,267         493,733
                                            -------------- ---------------
     Total liabilities                          1,410,072       1,420,926



Limited Partners' capital
  (439,305 Interests issued
  and outstanding)                            100,508,876     102,310,790
General Partner's deficit                      (3,774,988)     (4,052,152)
                                            -------------- ---------------
     Total partners' capital                   96,733,888      98,258,638
                                            -------------- ---------------
                                            $  98,143,960  $   99,679,564
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                            -------------- ---------------
Income:
  Interest on loans receivable and
    investment in acquisition loan          $   2,965,711  $    3,601,918
  Less interest on loans payable -
    underlying mortgages                          101,121         162,807
                                            -------------- ---------------
  Net interest income on loans receivable       2,864,590       3,439,111

  Income from operations of real estate
    held for sale                               2,703,278       3,177,587
  Interest on short-term investments              589,413         628,259
  Participation income                             30,844         855,241
  Prepayment premiums                                             315,000
  Participation in income of
    joint ventures-affiliates                     217,642         139,918
  Recovery of losses on loans                   2,478,000
                                            -------------- ---------------
    Total income                                8,883,767       8,555,116
                                            -------------- ---------------
Expenses:
  Provision for potential
    losses on loans                               511,415
  Amortization of deferred expenses                25,174         170,604
  Administrative                                  655,341         539,673
                                            -------------- ---------------
    Total expenses                              1,191,930         710,277
                                            -------------- ---------------
Income before equity in loss from
  investment in acquisition loan                7,691,837       7,844,839

Equity in loss from investment
  in acquisition loan                             (39,016)        (34,852)
                                            -------------- ---------------
Net income                                  $   7,652,821  $    7,809,987
                                            ============== ===============
Net income allocated to General Partner     $     765,282  $      780,999
                                            ============== ===============
Net income allocated to Limited Partners    $   6,887,539  $    7,028,988
                                            ============== ===============
Net income per Limited Partnership
  Interest (439,305 issued and outstanding) $       15.68  $        16.00
                                            ============== ===============
Distributions to General Partner            $     488,118  $      439,306
                                            ============== ===============
Distributions to Limited Partners           $   8,689,453  $    3,953,745
                                            ============== ===============

Distributions per Limited
  Partnership Interest                      $       19.78  $         9.00
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                            -------------- ---------------
Income:
  Interest on loans receivable and
    investment in acquisition loan          $   1,922,182  $    2,011,663
  Less interest on loans payable -
    underlying mortgages                           50,422          78,556
                                            -------------- ---------------
  Net interest income on loans receivable       1,871,760       1,933,107

  Income from operations of real estate
    held for sale                               1,351,494       1,792,411
  Interest on short-term investments              346,147         202,455
  Participation income                             30,844         855,241
  Prepayment premiums                                             315,000
  Participation in income of
    joint ventures-affiliates                     112,763          77,695
  Recovery of losses on loans                   2,478,000
                                            -------------- ---------------
    Total income                                6,191,008       5,175,909
                                            -------------- ---------------
Expenses:
  Provision for potential
    losses on loans                               511,415
  Amortization of deferred expenses                15,139          15,118
  Administrative                                  486,487         266,300
                                            -------------- ---------------
    Total expenses                              1,013,041         281,418
                                            -------------- ---------------
Income before equity in loss from
  investment in acquisition loan                5,177,967       4,894,491

Equity in loss from investment
  in acquisition loan                             (19,508)        (17,426)
                                            -------------- ---------------
Net income                                  $   5,158,459  $    4,877,065
                                            ============== ===============
Net income allocated to General Partner     $     515,846  $      487,707
                                            ============== ===============
Net income allocated to Limited Partners    $   4,642,613  $    4,389,358
                                            ============== ===============
Net income per Limited Partnership
  Interest (439,305 issued and outstanding) $       10.57  $         9.99
                                            ============== ===============
Distribution to General Partner             $     244,059  $      244,059
                                            ============== ===============
Distribution to Limited Partners            $   6,492,928  $    2,196,525
                                            ============== ===============

Distribution per Limited
  Partnership Interest                      $       14.78  $         5.00
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                            -------------- ---------------
Operating activities:
  Net income                                $   7,652,821  $    7,809,987
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Equity in loss from investment
      in acquisition loan                          39,016          34,852
    Participation in (income) of
     joint  ventures - affiliates                (217,642)       (139,918)
    Recovery of losses on loans                (2,478,000)
    Provision for potential
      losses on loans                             511,415
    Amortization of deferred expenses              25,174         170,604
    Payment of leasing commissions               (102,100)
    Accrued interest income
      due at maturity                                            (359,807)
    Collection of interest
      income due at maturity                      452,768       2,591,071
    Net change in:
      Escrow deposits - restricted                (39,689)       (206,832)
      Accounts and accrued
        interest receivable                      (335,562)       (357,996)
      Prepaid expenses                           (224,181)       (442,970)
      Accounts and accrued
        interest payable                          (37,328)        (37,302)
      Due to affiliates                            22,297        (119,986)
      Other liabilities                             5,643          19,359
      Security deposits                            (1,466)        123,347
                                            -------------- ---------------
  Net cash provided by operating activities     5,273,166       9,084,409
                                            -------------- ---------------
Investing activities:
  Capital contributions to joint
    ventures - affiliates                         (22,759)        (58,156)
  Distributions from joint
    ventures - affiliates                         268,290         171,350
  Collection of principal
    payments on loans receivable               14,700,000       9,731,918
  Improvements to real estate                    (161,002)       (412,704)
  Proceeds from sale
    of real estate                                              2,570,208
  Costs incurred in connection with
    the sale of real estate                                      (175,495)
                                            -------------- ---------------
  Net cash provided by investing activites     14,784,529      11,827,121
                                            -------------- ---------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

                                                  1996           1995
                                            -------------- ---------------
Financing activities:
  Distributions to Limited Partners         $  (8,689,453) $   (3,953,745)
  Distributions to General Partners              (488,118)       (439,306)
  Principal payments on loans payable
     - underlying mortgages                       (20,482)       (219,316)
                                            -------------- ---------------
  Net cash used in financing activities        (9,198,053)     (4,612,367)
                                            -------------- ---------------
Net change in cash and
    cash equivalents                           10,859,642      16,299,163
Cash and cash equivalents at
    beginning of period                        17,680,262      16,045,584
                                            -------------- ---------------
Cash and cash equivalents                   $  28,539,904  $   32,344,747
  at end of period                          ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1996 are:


                                           Paid
                                   -----------------------
                                    Six Months     Quarter      Payable
                                    ------------  ---------    ----------

  Mortgage servicing fees           $   36,695   $  21,577     $   3,973
  Reimbursement of expenses to
   the General Partner, at cost     $   90,543   $  68,811     $  68,173

3.  Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

4.  Subsequent Event:

In July 1996, the Partnership made a distribution of $18,327,805 ($41.72 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Cash Flow of $5.00 per Interest for the second quarter of 1996, a special distribution of $7.87 per Interest from Cash Flow from the Seven Trails Apartments loan repayment and a special distribution from Mortgage Reductions of $28.85 per Interest from the Seven Trails Apartments loan repayment.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans and first mortgage loans and, to a lesser extent, other junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-four loans. There are currently three loans outstanding in the Partnership's portfolio, and the Partnership is operating eight properties acquired through foreclosure and owns two investments in joint ventures with affiliates. The Seven Trails Apartments loan was repaid in April 1996.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized decreases in net interest income from loans receivable, participation income and prepayment premiums in 1996 due to four loan repayments in 1995, a decrease in income from operations of real estate held for sale in 1996 and a provision for potential losses on loans. These decreases were offset by the recognition of a recovery of losses on loans in the second quarter of 1996. The net effect of these events resulted in a decrease in net income for the six months ended June 30, 1996 as compared to the same period in 1995 and an increase in net income for the quarter ended June 30, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

Net interest income on loans receivable decreased in 1996 as compared to 1995 due to the 1995 repayments of the Club Wildwood, Four Seasons and Point West mobile home parks, and Fairview Plaza I and II loans.

The Partnership had one loan on nonaccrual status which was collateralized by the Seven Trails West Apartments. This loan was repaid in full in April 1996.

Income from operations of real estate held for sale represents net property operations generated by the properties the Partnership has acquired through foreclosure. Original funds advanced by the Partnership totaled approximately $69,545,000 for these properties. Income from operations of real estate held for sale decreased in 1996 as compared to the same period in 1995 due to lower occupancy at the Harbor Bay Office Building and increased tenant related expenditures at the Union Tower Office Building.

Due to higher average cash balances during the quarter ended June 30, 1996, resulting from the Seven Trails Apartments loan repayment in April 1996, interest income on short-term investments increased for the quarter ended June 30, 1996 as compared to the same period in 1995.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property collateralizing the Partnership's loan and/or a share in the increase of the gross income of the property above a certain level. Participation income was recognized during 1995 in connection with the prepayment of the Club Wildwood, Four Seasons and Point West mobile home parks loans. Additionally, participation income was recognized on the Glen and Meadow Run Apartments loans during 1996 and 1995.

Prepayment premiums were received in 1995 in connection with the prepayments on the Club Wildwood, Four Seasons and Point West mobile home park loans.

Participation in joint ventures with affiliates represents the Partnership's share of the property operations at the Whispering Hills Apartments and the 45 West 45th Street Office Building. Primarily as a result of higher rental income and lower interior maintenance and repairs at the 45 West 45 Street Office Building, the participation in income of joint ventures increased during 1996 as compared to the same period in 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision of $511,415 related to the Noland Fashion Square loan and a recovery of $2,478,000 related to the Seven Trails Apartments loan during the six months ended June 30, 1996. The Partnership did not recognize any provisions during the six months ended June 30, 1995 related to its loans receivable or real estate held for sale.

As a result of the sale of the Comerica Office Building in 1995 and the full amortization of the related deferred expenses, amortization expense decreased during the six months ended June 30, 1996 as compared to the same period in 1995.

The Partnership incurred higher consulting, postage and printing costs in connection with its response to a tender offer and related litigation during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995. This increase was partially offset by a decrease in legal fees related to the 1995 foreclosure of the 45 West 45th Street Office Building.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $10,860,000 as of June 30, 1996 as compared to December 31, 1995. The Partnership's cash flow provided by operating activities of approximately $5,273,000 was generated primarily by net interest income from the Partnership's loans receivable and cash flow from the operation of the Partnership's properties held for sale. The Partnership's investing activities generated cash flow of approximately $14,785,000 primarily from the Seven Trails Apartments loan repayment. Cash of approximately $9,200,000 was used in financing activities consisting primarily of distributions to partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. None of the properties have any underlying debt. During 1996 and 1995, all of the Partnership's properties generated positive cash flow. In addition, the Partnership holds minority joint venture interests in two other properties. The Whispering Hills Apartments generated positive cash flow during 1996 and 1995 and the 45 West 45th Street Office Building generated positive cash flow during 1996 and a significant deficit during 1995. The improvement in the cash flow of this property was due to higher rental income and lower interior maintenance and repairs.

As of June 30, 1996, the occupancy rates of the Partnership's residential properties ranged from 94% to 99%, and the occupancy rates of the Harbor Bay Office Building and the Union Tower Office Building were 86% and 94%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. The Partnership is actively marketing its residential properties. Additionally, the General Partner is exploring the sale of its commercial properties. Currently, the Partnership has entered into a contract to sell the 45 West 45th Street Office Building in which the Partnership holds a minority joint venture interest for a sales price of $10,300,000. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In June 1996, Heitman/JMB Advisory corporation, an unaffiliated third party, initiated discussions with the General Partner for a potential sale of all of the properties and the remaining loans of the Partnership. These discussions did not result in any agreement of all of the terms between the parties, and it is unlikely at this time that a sale of the Partnership's assets to them will be consummated. This will not affect the Partnership's strategy as described in the preceding paragraph.

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

The Partnership funded a $14,700,000 loan collateralized by a wrap-around mortgage on the Seven Trails Apartments which wrapped around an underlying first mortgage of $6,714,692, resulting in funds advanced by the Partnership of $7,985,308. In March 1994, the underlying first mortgage loan was purchased by the Partnership at face value for $4,689,871 which increased the funds advanced to $12,675,179. The wrap-around mortgage loan matured in February 1996. The Partnership extended the loan until April 1, 1996 to allow the borrower additional time to secure alternate financing. The loan was repaid in full in April 1996. The Partnership received proceeds of $16,473,402 consisting of funds advanced of $12,675,179, equity buildup related to principal payments of $2,024,821 made by the Partnership on the underlying loan and additional interest income of $1,773,402.

The Meadow Run Apartments first mortgage loan matured in July 1996. The Partnership is currently negotiating to extend the loan until December 1996 to allow the borrower additional time to secure alternate financing.

The Noland Fashion Square Shopping Center loan is recorded by the Partnership as an investment in an acquisition loan. The Partnership has recorded its share of the property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations has no effect on the cash flow of the Partnership. Amounts representing contractually required debt service are recorded as interest income. The Partnership has entered into a contract to sell this loan. See Item 5. Other Information for additional information.

In July 1996, the Partnership paid a distribution of $18,327,805 ($41.72 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow of $5.00 for the second quarter of 1996, a special distribution of $7.87 per Interest from Cash Flow from the Seven Trails Apartments loan repayment and a special distribution from Mortgage Reductions of $28.85 per Interest from the Seven Trails Apartments loan repayment. The level of the regular quarterly Cash Flow distribution was consistent with the prior quarter. Including the July 1996 distribution, Limited Partners have received cash distributions totaling $579.25 per $500 Interest. Of this amount, $405.12 has been Cash Flow from operations and $174.13 represents a return of Original Capital. In July 1996, the Partnership also paid $471,155 to the General Partner as its distributive share of Cash Flow for the second quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $157,052.

During 1996 the General Partner used amounts placed in the Early Incentive Fund to repurchase 1,932 Interests from Limited Partners at a total cost of $500,105.

The Partnership expects to continue making cash distributions. The level of future distributions is dependent on cash flow from property operations less fees to the General Partner and administrative expenses. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

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

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- --------------------------

Williams class action
- ----------------------

With respect to the class action complaint, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. (U.S. District Court, Northern District of Illinois, Case No.: 90 C 0726), the ongoing settlement discussions among the parties have resulted in a proposed settlement between counsel for the Class and counsel for defendants. A draft notice including a description of the terms of the proposed settlement is attached as Exhibit 99. A final hearing to determine the fairness, reasonableness and adequacy of the proposed settlement will be held on November 20, 1996 at 11:00 a.m. Copies of the proposed settlement agreement may be inspected at the office of the Clerk of the Court of the United States District Court for the Northern District of Illinois located at 219 South Dearborn, Chicago, Illinois 60604.

Proposed Class and Derivative Action Lawsuits
- ----------------------------------------------

On May 22, 1996, a proposed class and derivative action complaint was filed, Chipain vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 05299) (the "Chipain Case"), naming the General Partner and the general partners (together, the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together, with the Partnership, the "Affiliated Partnerships") as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

The Walton and Insignia Defendants filed motions to dismiss the complaint, which were granted on June 5, 1996. The plaintiffs filed an amended complaint, which all defendants then moved to dismiss. On June 18, 1996, the court dismissed the complaint in its entirety as to the Walton and Insignia Defendants and as to the Balcor Defendants on all counts on which dismissal was sought.

On June 14, 1996, a second proposed class and derivative action complaint was filed in Chancery Court, Dee vs. Walton Street Capital Acquisition II, LLC (Case No. 96 CH 06283) (the "Dee Case"). On July 1, 1996, a proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996. The same day, the plaintiffs in the Chipain Case withdrew their complaint. The Dee/Anderson Case names the Balcor Defendants, the Affiliated Partnerships, and the Walton and Insignia Defendants, as defendants. The complaint seeks to assert class and derivative claims against the Walton and

Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the General Partner's and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5. Other Information
- -------------------------

45 West 45th Street
- -------------------

In 1988 and 1989, the Partnership and three affiliates (the "Participants") funded a $23,000,000 loan collateralized by the 45 West 45th Street Office Building, New York City, New York. The Partnership's participation in the loan was $9,500,000, for a participating percentage of approximately 41%. In 1993, the Participants cashed a letter of credit in the amount of $483,000 previously received from the borrower as partial collateral for the loan which was applied to the principal amount of the loan. The Partnership's share of the proceeds was $199,500. In 1995, a limited partnership (the "Limited Partnership") in which each of the Participants holds an interest equal to its participating percentage in the loan obtained title to the property pursuant to an uncontested foreclosure.

On July 29, 1996, the Limited Partnership contracted to sell the property for a sale price of $10,300,000 to an unaffiliated party, Olmstead Properties, Inc., a New York corporation. The purchaser has deposited $100,000 into an escrow account as earnest money. The remainder of the sale price will be payable in cash no later than the closing, scheduled for October 25, 1996. From the proceeds of the sale, the Limited Partnership will pay $257,500 to a third party as a brokerage commission. The Limited Partnership will receive the remaining proceeds of $10,042,500, less closing costs. Of such proceeds, an amount not to exceed $500,000 will be retained by the Limited Partnership and will not be available for use or distribution by the Limited Partnership until 150 days after the closing. The Partnership's share of total net proceeds is expected to be approximately $4,148,000, less the Partnership's share of closing costs.

Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Limited Partnership for actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Noland Fashion Square Loan
- --------------------------

In 1989, the Partnership and two affiliates (together, the "Participants") funded a $23,300,000 first mortgage loan (the "Loan") collateralized by the Noland Fashion Square Shopping Center, Independence, Missouri. The Loan is payable in monthly interest only payments through maturity in January 2000.
The Partnership contributed $9,500,000 towards the funding of the Loan for a participating percentage of 41%. In 1992, the Participants cashed a $1,300,000 letter of credit previously deposited by the borrower as additional collateral for the Loan. Pursuant to the terms of the Loan, the Participants received $943,893 of the letter of credit proceeds, which was credited against principal so that the outstanding balance of the Loan was reduced to $22,356,107.

On August 8, 1996, the Participants contracted to sell their interest in the Loan to CS First Boston Mortgage Capital Corp. for a sale price equal to 79.28% of the principal balance of the Loan at closing, scheduled for August 22, 1996 ("Closing Date"), which sale price is estimated to be approximately $17,725,000. The purchaser has deposited $885,000 into an escrow account as earnest money with the remainder of the sale price payable in cash at closing. From the proceeds of the sale, the Participants will pay closing costs and approximately $197,250 to an unaffiliated party as a commission. The Partnership will receive a share of the net proceeds based on its participating percentage in the Loan. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the Loan. The General Partner will be reimbursed by the Participants for actual expenses incurred in connection with the sale.

Affiliates of the General Partner have simultaneously contracted to sell their interests in 3 other loans ("Other Loans") to the purchaser. In the event that the closing of the sale of any of the Other Loans does not occur on the Closing Date or the purchaser terminates the contract for any Other Loan, the sale price of the Loan will be reduced by $25,000.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore it is possible the sale of the Loan may not occur.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1996.

(99(a) Agreement of Sale dated July 29, 1996 relating to the contract to sell the 45 West 45th Street Office Building in New York City, New York is attached hereto.

(b) Purchase and Sale Agreement relating to the sale of the Noland Fashion Square Loan, collateralized by the Noland Fashion Square Shopping Center, Independence, Missouri is attached hereto.

(c) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al.

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



                              By: /s/ Brian D. Parker
                                  ----------------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-V, the
                                  General Partner


Date:  August 14, 1996
      ------------------------------