Form 10-Q
period 1996-09-30
BALCOR PENSION INVESTORS V
filed 1996-11-18
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                1996            1995
                                           --------------- ---------------
Cash and cash equivalents                  $   18,840,430  $   17,680,262
Escrow deposits - restricted                       88,500          42,103
Accounts and accrued interest receivable          592,328         576,378
Prepaid expenses                                  258,981         145,027
Deferred expenses, net of accumulated
  amortization of $301,559 in 1996 and
  $261,244 in 1995                                211,689         149,904
                                           --------------- ---------------
                                               19,991,928      18,593,674
                                           --------------- ---------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                        11,269,229      26,421,997
  Investment in acquisition loan                                8,439,304
Less:
  Loan payable - underlying mortgage            2,508,818       2,539,832
  Allowance for potential loan losses           2,632,001       5,859,733
                                           --------------- ---------------
Net investment in loans receivable              6,128,410      26,461,736
Real estate held for sale (net of
  allowance of $5,955,000 in
  1996 and $4,955,000 in 1995)                 49,509,391      50,018,118
Investment in joint ventures - affiliates       4,558,649       4,606,036
                                           --------------- ---------------
                                               60,196,450      81,085,890
                                           --------------- ---------------
                                           $   80,188,378  $   99,679,564
                                           =============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued interest payable      $      209,259  $      265,469
Due to affiliates                                 102,427          49,849
Other liabilities, principally escrow
  deposits and accrued real estate taxes        1,088,217         611,875
Security deposits                                 493,304         493,733
                                           --------------- ---------------
     Total liabilities                          1,893,207       1,420,926
Limited Partners' capital
  (439,305 Interests issued
  and outstanding)                             82,646,636     102,310,790
General Partner's deficit                      (4,351,465)     (4,052,152)
                                           --------------- ---------------
     Total partners' capital                   78,295,171      98,258,638
                                           --------------- ---------------
                                           $   80,188,378  $   99,679,564
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                1996            1995
                                           --------------- ---------------
Income:
  Interest on loans receivable and
    investment in acquisition loan         $    3,344,802  $    4,693,199
  Less interest on loans payable -
    underlying mortgages                          151,308         203,041
                                           --------------- ---------------
  Net interest income on loans receivable       3,193,494       4,490,158
  Income from operations of real estate
    held for sale                               3,875,433       4,420,405
  Interest on short-term investments              821,938         889,962
  Participation income                             35,495         859,526
  Prepayment premiums                                             315,000
  Participation in income (loss) of
    joint ventures-affiliates                     324,516        (317,297)
  Recovery of loss on loan                      2,478,000
                                           --------------- ---------------
    Total income                               10,728,876      10,657,754
                                           --------------- ---------------
Expenses:
  Provision for potential losses on
    loans and real estate                       1,511,415
  Amortization of deferred expenses                40,315         185,723
  Administrative                                  955,011         822,079
                                           --------------- ---------------
    Total expenses                              2,506,741       1,007,802
                                           --------------- ---------------
Income before equity in loss from
  investment in acquisition loan                8,222,135       9,649,952
Equity in loss from investment
  in acquisition loan                             (52,021)        (52,278)
                                           --------------- ---------------
Net income                                 $    8,170,114  $    9,597,674
                                           =============== ===============
Net income allocated to General Partner    $      817,011  $      959,767
                                           =============== ===============
Net income allocated to Limited Partners   $    7,353,103  $    8,637,907
                                           =============== ===============
Net income per Limited Partnership
  Interest (439,305 issued and outstanding)$        16.74  $        19.66
                                           =============== ===============
Distributions to General Partner           $    1,116,324  $    1,561,974
                                           =============== ===============
Distributions to Limited Partners          $   27,017,257  $   17,932,430
                                           =============== ===============
Distributions per Limited
  Partnership Interest                     $        61.50  $        40.82
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                1996            1995
                                           --------------- ---------------
Income:
  Interest on loans receivable and
    investment in acquisition loan         $      379,091  $    1,091,281
  Less interest on loans payable -
    underlying mortgages                           50,187          40,234
                                           --------------- ---------------
  Net interest income on loans receivable         328,904       1,051,047
  Income from operations of real estate
    held for sale                               1,172,155       1,242,818
  Interest on short-term investments              232,525         261,703
  Participation income                              4,651           4,285
  Participation in income (loss) of
    joint ventures-affiliates                     106,874        (457,215)
                                           --------------- ---------------
    Total income                                1,845,109       2,102,638
                                           --------------- ---------------
Expenses:
  Provision for potential losses on
    loans and real estate                       1,000,000
  Amortization of deferred expenses                15,141          15,119
  Administrative                                  299,670         282,406
                                           --------------- ---------------
    Total expenses                              1,314,811         297,525
                                           --------------- ---------------
Income before equity in loss from
  investment in acquisition loan                  530,298       1,805,113
Equity in loss from investment
  in acquisition loan                             (13,005)        (17,426)
                                           --------------- ---------------
Net income                                 $      517,293  $    1,787,687
                                           =============== ===============
Net income allocated to General Partner    $       51,729  $      178,769
                                           =============== ===============
Net income allocated to Limited Partners   $      465,564  $    1,608,918
                                           =============== ===============
Net income per Limited Partnership
  Interest (439,305 issued and outstanding)$         1.06  $         3.66
                                           =============== ===============
Distribution to General Partner            $      628,206  $    1,122,668
                                           =============== ===============
Distribution to Limited Partners           $   18,327,804  $   13,978,685
                                           =============== ===============
Distribution per Limited
  Partnership Interest                     $        41.72  $        31.82
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                                1996            1995
                                           --------------- ---------------
Operating activities:
  Net income                               $    8,170,114  $    9,597,674
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Equity in loss from investment
      in acquisition loan                          52,021          52,278
    Participation in (income) loss
    of joint ventures - affiliates               (324,516)        317,297
    Recovery of loss on loan                   (2,478,000)
    Provision for potential losses on
      loans and real estate                     1,511,415
    Amortization of deferred expenses              40,315         185,723
    Payment of leasing commissions               (102,100)
    Accrued interest income
      due at maturity                                            (478,441)
    Collection of interest
      income due at maturity                      452,768       2,591,071
    Net change in:
      Escrow deposits - restricted                (46,397)        (17,659)
      Accounts and accrued
        interest receivable                       (15,950)       (277,826)
      Prepaid expenses                           (113,954)       (303,713)
      Accounts and accrued
        interest payable                          (56,210)        (50,607)
      Due to affiliates                            52,578         (86,058)
      Other liabilities                           476,342         254,496
      Security deposits                              (429)        127,696
                                           --------------- ---------------
  Net cash provided by operating activities     7,617,997      11,911,931
                                           --------------- ---------------
Investing activities:
  Proceeds from sale of acquisition loan        7,226,945
  Costs incurred in connection with
    the sale of acquisition loan                 (100,810)
  Capital contributions to joint
    ventures - affiliates                         (22,759)       (142,109)
  Distributions from joint
    ventures - affiliates                         394,663         304,918
  Collection of principal
    payments on loans receivable               14,700,000       9,809,272
  Improvements to real estate                    (491,273)       (412,704)
  Proceeds from sale of real estate                             2,570,208
  Costs incurred in connection with
    the sale of real estate                                      (175,495)
                                           --------------- ---------------
  Net cash provided by investing activites     21,706,766      11,954,090
                                           --------------- ---------------

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS-V
                    (An Illinois Limited Partnership)

                         STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                               (Unaudited)
                               (Continued)

                                                1996            1995
                                           --------------- ---------------
Financing activities:
  Distributions to Limited Partners        $  (27,017,257) $  (17,932,430)
  Distributions to General Partner             (1,116,324)     (1,561,974)
  Principal payments on loans payable
    - underlying mortgages                        (31,014)       (290,528)
                                           --------------- ---------------
  Net cash used in financing activities       (28,164,595)    (19,784,932)
                                           --------------- ---------------

Net change in cash and cash equivalents         1,160,168       4,081,089
Cash and cash equivalents at
  beginning of period                          17,680,262      16,045,584
Cash and cash equivalents                  --------------- ---------------
  at end of period                         $   18,840,430  $   20,126,673
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                  -------------------------
                                   Nine Months     Quarter      Payable
                                   --------------  ---------    ----------

  Mortgage servicing fees            $   48,062  $  11,367      $  2,074
  Reimbursement of expenses to
   the General Partner, at cost         115,895     25,352       100,353

3.   Sale of Acquisition Loan Receivable:

In August 1996, the Noland Fashion Square acquisition loan, in which the Partnership held a 40.77% participation interest, was sold. The Partnership's share of the sale price was $7,226,945. From the proceeds of the sale, the Partnership paid $100,810 as its share of the selling costs. The carrying value of the loan was $8,387,283, and the remaining loan balance of $1,261,148 was written off against the previously established allowance for losses.

4.  Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. Notice of the proposed settlement terms was sent to class members in September 1996. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

5.  Subsequent Events:

a) In October 1996, the Partnership made a distribution of $9,071,648 ($20.65 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Cash Flow of $5.00 per Interest for the third quarter of 1996, and a special distribution of $15.65 per Interest from the proceeds received from the sale of the Noland Fashion Square acquisition loan.

b) The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. The Partnership held a participating percentage in the joint venture of 21.74%. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. For financial statement purposes, the joint venture will recognize a gain of approximately $2,935,000 from the sale of this property during the fourth quarter of 1996, of which $638,000 will be the Partnership's share.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans, first mortgage loans and, to a lesser extent, junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-four loans. The Seven Trails Apartments loan was repaid in April 1996, the Noland Fashion Square acquisition loan was sold in August 1996 and the 45 West 45th Street Office Building in which the Partnership had a joint venture interest was sold in November 1996. There are currently two loans outstanding in the Partnership's portfolio, and the Partnership is operating eight properties acquired through foreclosure and owns one investment in joint venture with affiliate.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership recognized decreases in net interest income from loans receivable, participation income and prepayment premiums in 1996 due to four loan repayments in 1995, a decrease in income from operations of real estate held for sale in 1996 and provisions for potential losses on loans and real estate held for sale during the second and third quarters of 1996. For the nine months ending September 30, 1996, the decreases were offset by the recognition of a recovery of losses on loans in the second quarter of 1996. The net effect of these events resulted in a decrease in net income for the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

Net interest income on loans receivable decreased in 1996 as compared to 1995 due primarily to the 1995 repayments of the Club Wildwood, Four Seasons and Point West mobile home parks and the Fairview Plaza I and II loans.

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

Due to higher average cash balances in 1995 resulting from the loan repayments in 1995, interest on short-term investments decreased during 1996 as compared to 1995.

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

Participation in joint ventures with affiliates represents the Partnership's share of the property operations at the Whispering Hills Apartments and the 45 West 45th Street Office Building. Primarily as a result of the recognition of a provision for losses related to a change in the estimate of the fair value of the 45 West 45 Street Office Building in the third quarter of 1995, the Partnership recognized participation in income of joint ventures with affiliates during 1996 as compared to participation in loss during 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1996, the Partnership recognized a provision of $511,415 related to the Noland Fashion Square loan and provisions of $1,000,000 related to its real estate held for sale to provide for changes in the estimate of the fair value of certain properties in the Partnership's portfolio. The Partnership also recognized a recovery of $2,478,000 related to the Seven Trails Apartments loan during the nine months ended September 30, 1996. The Partnership did not recognize any provisions during the nine months ended September 30, 1995 related to its loans receivable or real estate held for sale.

As a result of the sale of the Comerica Office Building in 1995 and the full amortization of the related deferred expenses, amortization expense decreased during the nine months ended September 30, 1996 as compared to the same period in 1995.

The Partnership incurred higher consulting, legal, postage and printing costs in connection with its response to a tender offer and related litigation during 1996. As a result, administrative expenses increased during 1996 as compared to 1995. This increase was partially offset by a decrease in legal fees related to the 1995 foreclosure of the 45 West 45th Street Office Building.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $1,160,000 as of September 30, 1996 as compared to December 31, 1995. The Partnership's cash flow provided by operating activities of approximately $7,618,000 was generated primarily by net interest income from the Partnership's loans receivable, net interest income on short-term investments and cash flow from the operation of the Partnership's properties held for sale which was partially offset by the payment of administrative expenses. The Partnership's investing activities generated cash flow of approximately $21,707,000 primarily from the Seven Trails Apartments loan repayment and the Noland Fashion Square acquisition loan sale proceeds. Cash of approximately $28,165,000 was used in financing activities consisting primarily of distributions to partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. None of the properties have any underlying debt. During 1996 and 1995, all of the Partnership's properties generated positive cash flow. In addition, the properties in which the Partnership holds minority joint venture interests with affiliates, the Whispering Hills Apartments and the 45 West 45th Street Office Building, generated positive cash flow during 1996 and 1995. However, significant leasing costs were incurred at the 45 West 45th Street Office Building in 1995. These costs were not included in classifying the cash flow performance of the property in 1995 since they were nonrecurring expenditures. Had these costs been included, the 45 West 45th Street Office Building would have generated a significant cash flow deficit for the nine months ended September 30, 1995.

As of September 30, 1996, the occupancy rates of the Partnership's residential properties ranged from 92% to 100%, and the occupancy rates of the Harbor Bay Office Building and the Union Tower Office Building were 84% and 88%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing and office properties has become increasingly favorable to sellers of these properties. During November 1996, the General Partner sold the 45 West 45th Street Office Building in which it held a minority joint venture interest. Currently, the Partnership has entered into contracts to sell the Glades on Ulmerton Apartments, Granada Apartments, Plantation Apartments, Huntington Meadows Apartments, Waldengreen Apartments, Union Tower office building and the Villa Medici Apartments for sales prices of $6,500,000, $2,300,000, $3,000,000,
$9,300,000, $6,590,000, $15,350,000 and $13,100,000 respectively. The
Partnership also is actively marketing the remaining property in its portfolio. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. The net proceeds of the sale were $9,720,925, of which $2,113,329 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until April 1997. See Note 5 of Notes to Financial Statements for additional information.

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

The Meadow Run Apartments first mortgage loan matured in July 1996. The Partnership negotiated an extension of the loan until December 1996 to allow the borrower additional time to secure alternate financing.

In August 1996, the Noland Fashion Square acquisition loan, in which the Partnership held a 40.77% participating interest, was sold. The Partnership's share of the sale price was $7,226,945. From the proceeds of the sale, the Partnership paid $100,810 as its share of selling costs. Pursuant to the terms of the sale, $101,932 of the proceeds will be held in an escrow account until November 22, 1996. A majority of the remaining proceeds were distributed as a special distribution to the Limited Partners in October 1996. See Note 3 of Notes to Financial Statements for additional information.

The Noland Fashion Square Shopping Center loan was recorded by the Partnership as an investment in an acquisition loan. The Partnership has recorded its share of the property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations has no effect on the cash flow of the Partnership. Amounts representing contractually required debt service are recorded as interest income.

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

In October 1996, the Partnership paid a distribution of $9,071,648 ($20.65 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow of $5.00 per Interest for the third quarter of 1996 and a special distribution of $15.65 per Interest from the Noland Fashion Square acquisition loan sale proceeds. The level of the regular quarterly Cash Flow distribution was consistent with the prior quarter. Including the October 1996 distribution, Limited Partners have received cash distributions totaling $599.90 per $500 Interest. Of this amount, $410.12 has been Cash Flow from operations and $189.78 represents a return of Original Capital. In October 1996, the Partnership also paid $183,044 to the General Partner as its distributive share of Cash Flow for the third quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $61,015.

During 1996 the General Partner used amounts placed in the Early Incentive Fund to repurchase 4,062 Interests from Limited Partners at a total cost of $944,088.

The Partnership expects to continue making quarterly cash distributions to Limited Partners. The level of future distributions is dependent on cash flow from property operations and property sales less fees to the General Partner and administrative expenses. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

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

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
--------------------------

Proposed Class and Derivative Action Lawsuits
---------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants have filed motions to dismiss the complaint. The court has not yet ruled on these motions.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Waldengreen Apartments
----------------------

As previously reported, on August 29, 1996, the Partnership contracted to sell Waldengreen Apartments, Orlando, Florida to an unaffiliated party, Southern Properties Fund, Inc., a Florida corporation, for a sale price of $7,100,000. The purchaser exercised its option to terminate the sale; however, the agreement of sale was subsequently reinstated. Pursuant the reinstatement, the purchaser has deposited an additional $150,000 into the escrow account. The Partnership and the purchaser also agreed to reduce the sale price to $6,590,000 and the closing date has been extended from October 26, 1996 to December 15, 1996. In connection with the extension of the closing date, the purchaser is obligated to deposit an additional $100,000 into the escrow account.

Villa Medici Apartments
-----------------------

In 1987, the Partnership funded a $10,850,000 first mortgage loan, collateralized by the Villa Medici Apartments, Overland Park, Kansas. In March 1995, the Partnership obtained title to the property through foreclosure.

On October 29, 1996, the Partnership contracted to sell the property for a sale price of $13,100,000 to an unaffiliated party, Heow, Inc., a Wisconsin corporation. The purchaser is obligated to deposit $75,000 into an escrow account as earnest money, on or before November 22, 1996. The remainder of the sale price will be payable in cash at closing, scheduled to occur December 2, 1996. From the proceeds of the sale, the Partnership will pay $262,000 to an unaffiliated party as a brokerage commission. An affiliate of the third party providing property management services for the property will receive a fee for services rendered in connection with the sale of the property of up to $98,250. The Partnership will receive the remaining proceeds of approximately $12,739,750, less closing costs. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Granada Apartments
------------------

As previously reported, on September 17, 1996, the Partnership contracted to sell the Granada Apartments, Tampa, Florida, to an unaffiliated party, Housing Systems, Incorporated, a Georgia corporation, for a sale price of $2,850,000. Pursuant to an amendment, the purchase price has been reduced to $2,300,000.

Plantation Apartments
---------------------

As previously reported, on September 17, 1996, the Partnership contracted to sell the Plantation Apartments, Tampa, Florida, to an unaffiliated party, Housing Systems, Incorporated, a Georgia corporation, for a sale price of $3,550,000. Pursuant to an amendment, the purchase price has been reduced to $3,000,000.

45 West 45th Street
-------------------

As previously reported, on July 29, 1996, a limited partnership (the "Limited Partnership") in which the Partnership and three affiliates hold interests and which owns the 45 West 45th Street Office Building, New York City, New York, contracted to sell the property to an unaffiliated party, Olmstead Properties, Inc., a New York corporation, for a sale price of $10,300,000. The sale closed November 6, 1996. From the proceeds of the sale, the Limited Partnership paid $257,500 to an unaffiliated party as a brokerage commission and closing costs of $321,575. The Limited Partnership received the remaining $9,720,925 of proceeds. Of such amount, $500,000 will be retained by the Limited Partnership and will not be available for use or distribution by the Limited Partnership until 150 days after closing. The Partnerships' share of the total net proceeds is $2,113,329.

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

(10)(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (2)(a)(i) to the Partnerships Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (2)(a)(ii) to the Partnerships Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (99)(b) to the Partnerships Current Report on Form 8-K dated October 3, 1996 is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale relating to the sale of Granada Apartments, Tampa, Florida is attached hereto.

(b)(i) Agreement of Sale and attachments thereto relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (2)(b)(i) to the Partnerships Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (2)(b)(ii) to the Partnerships Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (99)(c) to the Partnerships Current Report on Form 8-K dated October 3, 1996 is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale relating to the sale of Plantation Apartments, Tampa, Florida is attached hereto.

(c)(i) Agreement of Sale and attachments thereto relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(2)(c)(i) to the Partnerships Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(2)(c)(ii) to the Partnerships Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(99)(d) to the Partnerships Current Report on Form 8-K dated October 3, 1996 is incorporated herein by reference.

(d)(i) Agreement of Sale and attachments thereto relating to the sale of the Union Tower office building, Lakewood, Colorado previously filed as Exhibit (2) to the Partnerships Current Report on Form 8-K dated October 10, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Union Tower office building, Lakewood, Colorado is attached hereto.

(99)(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Waldengreen Apartments, Orlando, Florida previously filed as Exhibit
(99)(a) to the Partnerships Current Report on Form 8-K dated August 29, 1996 is incorporated herein by reference.

(ii) Reinstatement of, and First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Waldengreen Apartments, Orlando, Florida is attached hereto.

(iii) Letter agreement dated September 26, 1996 relating to the sale of Waldengreen Apartments, Orlando, Florida is attached hereto.

(iv) Letter agreement dated November 5, 1996 relating to the sale of Waldengreen Apartments, Orlando, Florida is attached hereto.

(b) First Amendment to Agreement of Sale relating to the sale of the 45 W. 45th Street Office Building, New York City, New York previously filed as Exhibit (99)(b) to the Partnerships Current Report on Form 8-K dated August 29, 1996 is incorporated herein by reference.

(c) Agreement of Sale and attachments thereto relating to the sale of the Huntington Meadow Apartments, Arlington, Texas previously filed as Exhibit
(99)(a) to the Partnerships Current Report on Form 8-K dated October 3, 1996 is incorporated herein by reference.

(d)(i) Agreement of Sale and attachments thereto relating to the sale of the Villa Medici Apartments, Overland Park, Kansas is attached hereto.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Villa Medici Apartments, Overland Park, Kansas is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(b) Reports on form 8-K:

(i) A Current Report on Form 8-K dated August 29, 1996 was filed relating to the contracts for the sale of the Noland Fashion Square loan and the Waldengreen Apartments, Orlando, Florida and the 45 W. 45th Street Office Building, New York City, New York.

(ii) A Current Report on Form 8-K dated September 17, 1996 was filed relating to the contracts for the sale of Granada Apartments, Tampa, Florida, Plantation Apartments, Tampa, Florida, and The Glades on Ulmerton Apartments, Largo, Florida.

(iii) A Current Report on Form 8-K dated October 3, 1996 was filed relating to the contracts for the sale of Huntington Meadows Apartments, Arlington, Texas, Granada Apartments, Tampa, Florida, Plantation Apartments, Tampa, Florida, and The Glades on Ulmerton Apartments, Largo, Florida.

(iv) A Current Report on Form 8-K dated October 10, 1996 was filed relating to the contract for the sale of Union Tower office building, Lakewood, Colorado.

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



                              By: /s/Jayne A. Kosik
                                  ----------------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Mortgage Advisors-V, the General Partner


Date:  November 14, 1996
      ------------------------------