Form 10-K
period 1996-12-31
BALCOR PENSION INVESTORS V
filed 1997-03-28
CIK 732350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
OR

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

Item 1. Business
----------------

Balcor Pension Investors-V (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $219,652,500 from sales of Limited Partnership Interests. The Registrant's operations consist of investment in wrap-around mortgage loans and first mortgage loans. The Registrant is also operating one property acquired through foreclosure. All information included in this report relates to this industry segment.

The Registrant originally funded thirty-four loans. A portion of mortgage reductions generated by repayments was reinvested in five additional loans and a second funding on an existing loan, and a portion was distributed to Limited Partners. The remainder was added to working capital reserves. As a result of the repayments, foreclosures and write-offs of thirty-four loans, the Registrant has one loan in its portfolio as of December 31, 1996. Ten properties were acquired through foreclosure and two loans were reclassified as investment in joint ventures with affiliates. The Registrant sold seven of the properties and one of the investments in joint ventures, and has one property and one investment in joint ventures with affiliates in its portfolio as of December 31, 1996. See "Item 2". Properties for additional information.

The Registrant's remaining investments face various levels of competition for retention of tenants from similar types of properties in the vicinity in which they are located. The Registrant has no plans to change the current use of or to renovate its remaining investments.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

Currently, office properties are attracting the most interest from real estate investors. While new apartment construction has been underway since 1995, the office sector has just entered its development phase in most markets and new construction is generally only proceeding with strong tenant pre-leasing. Occupancy rates are at their highest level in years, reaching the 90s in a vast number of markets. As a result, rents have finally begun to increase at rates well in excess of inflation in many markets around the country. As a result of these fundamentals, office properties have increasingly become in strong demand by investors. Values increased significantly during 1996 and are expected to do so again in 1997. Suburban properties are attracting attention as well. Still, office properties remain a highly volatile sector where one new build-to-suit office building for a major tenant could throw a market into relapse. In addition, office space is highly vulnerable to corporate restructuring and the growing "telecommuting" trend. The Registrant believes the combination of strong price increases and future volatility make this an excellent time to sell office assets.

During 1996 the Registrant sold the 45 West 45th Street Office Building in which it held a minority joint venture interest, the Glades on Ulmerton, Granada, Plantation, Huntington Meadows, Waldengreen and the Villa Medici apartment complexes and the Union Tower office building. The Registrant also sold its remaining property, the Harbor Bay office building in January 1997.
The Registrant is actively marketing the property in which it holds a minority joint venture interest for sale and seeking repayment of its remaining loan.
The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests ("tender offer") in March 1997. The tender offer was made by Madison Partnership Liquidity Investors XXI, LLC and stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Madison Partnership Liquidity Investors XXI, LLC is seeking to acquire 4.9% of the total interests outstanding in the Registrant. The Registrant incurred administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what impact this tender offer or any future tender offers will have on the operations or management of the Registrant.

During 1996, the Registrant received a repayment of the Seven Trails Apartments loan receivable and sold the wrap-around mortgage loan relating to The Glen Apartments and its interest in the Noland Fashion Square acquisition loan. See "Item 7. Liquidity and Capital Resources" for additional information.

During 1996, the Registrant sold seven properties in all cash sales totaling $55,848,000. In addition, in 1996, the General Partner sold one property in which the Registrant held a minority joint venture interest with affiliates in an all cash sale for $10,300,000. During January 1997, the Registrant sold the Harbor Bay Office Building for $6,900,000. See Item 7. "Liquidity and Capital Resources" for additional information.

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

Other Information
-----------------

The Glen Apartments
-------------------

In 1986, the Registrant funded a $2,130,233 loan collateralized by The Glen Apartments, Fairfax County, Virginia and evidenced by a wrap-around mortgage note in the principal amount of $4,950,000 (the "Loan"). The principal amount of the Loan included the principal amount of an underlying first mortgage loan (the "Underlying Loan"). The Loan is payable in monthly interest only payments through maturity in December 1997.

On December 23, 1996, the Registrant sold the Loan to Bank America Investment Corporation, an Illinois corporation. The sale price was equal to 96.11% of the total of the outstanding principal balance of the Loan and deferred interest due under the terms of the Loan, less the outstanding principal balance of the Underlying Loan at closing. The sale price was $2,674,362. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Registrant for actual expenses incurred in connection with the sale.

From the proceeds of the sale, the Registrant paid closing costs of $15,543 and a total of $92,264 to two unaffiliated parties as a brokerage commission. The Partnership received the remaining proceeds of $2,566,555.

An affiliate of the Partnership simultaneously sold another loan to the purchaser.

1420 Harbor Bay Parkway
-----------------------

As previously reported, in December 1996, the Registrant contracted to sell the 1420 Harbor Bay Parkway, Alameda, California, to an unaffiliated party, Lincoln Property Company N.C., Inc., a Texas corporation. The purchaser assigned its rights under the agreement of sale to one of its affiliates, Lincoln-DLJ Harbor Bay Opco, LLC, and the sale closed on January 23, 1997. The sale price was $6,900,000. From the proceeds of the sale, the Registrant paid a total of $241,500 as a brokerage commission to two unaffiliated parties, one of which is an affiliate of the third party providing property management services for the property, and paid closing costs of $51,776. The Registrant received the remaining proceeds of approximately $6,606,724.

Item 2. Properties
------------------

As of December 31, 1996, the Registrant owned the property described below in fee simple:

Location                     Description of Property
--------                     -----------------------

Alameda County, California * Harbor Bay: a two-story office building containing approximately 120,000 square feet.

* This property was sold in January 1997. See Note 17 of Notes to Financial Statements for additional information.

The average occupancy rates and the effective average rent per square foot for each of the last five years for the commercial property owned by the Registrant at December 31, 1996, is described below.

                                   1996      1995      1994     1993      1992
Harbor Bay Office Building
 Occupancy rate                    85%       88%       83%      58%       50%
 Effective rent                  $15.29    $18.71    $17.20   $18.52    $23.38

Information regarding tenants occupying 10% or more of the leasable square feet of the above listed property is provided below.
                                                   Scheduled
                                                     Lease        Lease
                                Square  Base Rent  Expiration     Renewal
Property         Tenant          Feet   Per Annum     Date        Option
--------        --------       -------- ---------  ----------    ---------
Harbor Bay    Thompkins & Co.
Office         (Insurance)      12,513   $170,400    10/2008        Yes
Building      Business Design   16,053   $240,795     4/1999        Yes
               Associates
               (Software)
              IDX Corporation   22,940   $324,830     3/2001        Yes
               (Consulting)

The Registrant also holds a minority joint venture interest in the Whispering Hills Apartments located in Overland Park, Kansas. See Notes 3(g) and 11 of Notes to Financial Statements for additional information.

Real estate taxes incurred in 1996 for the above commercial property was $162,475.

The federal tax basis of the Registrant's property was $8,780,048 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the property were depreciated over its useful life of 40 years, using the straight-line method.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate properties.

See Notes to Financial Statements for other information regarding this property.

Item 3.  Legal Proceedings
--------------------------

Williams class action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726, U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates were the defendants. The complaint alleged violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleged breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint sought compensatory and punitive damages.

A settlement of these proceedings was approved by the District Court on November 20, 1996 on the terms previously described in the form of settlement agreement attached as Exhibit 99 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996. Distributions to be paid pursuant to the settlement were paid in February 1997. All proceedings relating to this matter are now dismissed.

Proposed Class and Derivative Action Lawsuits
----------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division "Chancery Court", Case No. 96 CH 06283) (the "Dee Case", naming the General Partner and the general partners (the "Balcor Defendants" of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships", as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group "Insignia" and Walton Street Capital Acquisition II, LLC "Walton" and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants". The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case". An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case" was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 38,266.

Item 6. Selected Financial Data
-------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                    ----------  ----------  ----------  ----------  ----------

Total income       $13,299,467 $14,571,311 $12,182,999 $19,394,286  $13,794,232

Recovery of
  losses on loans,
  real estate and
  accrued inter-
  est receivable     3,672,819   1,600,000        None        None          None
Provision for
  losses on loans,
  real estate and
  accrued inter-
  est receivable     1,499,518   1,117,110        None   6,755,000     4,000,000
Income before gains
  on sales of
  assets            10,373,926
Net income          20,049,845  12,145,083  10,835,098  10,335,746     7,982,124
Net income per
  Limited Partner-
  ship Interest          32.10       24.88       22.20       21.17         16.35
Total assets        82,215,052  99,679,564 117,976,309 120,700,542   144,257,526
Mortgage notes
  payable                 None        None        None   2,245,353     5,840,049
Distributions per
  Limited Partner-
  ship Interest (A)      82.15       64.50       23.65       65.25         32.50

(A) These amounts include distributions of Original Capital of $54.28, 27.50, $2.65, $23.25 and $2.50 per Limited Partnership Interest for the years 1996, 1995, 1994, 1993 and 1992, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Net income increased during 1996 as compared to 1995 primarily due to gains recognized on the sales of four properties owned by Balcor Pension Investors-V (the "Partnership"). Net income increased in 1995 as compared to 1994 primarily as a result of improved operations at the Partnership's properties. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The Partnership recognized gains on sales of real estate of $9,675,919 in connection with the sales of the Huntington Meadows, The Glades on Ulmerton, the Villa Medici apartment complexes and the Union Tower office building in 1996.

Net interest income on loans receivable decreased in 1996 as compared to 1995 due primarily to the 1995 repayments of the Club Wildwood, Four Seasons and Point West mobile home parks and the Fairview Plaza I and II loans. Additionally the Seven Trails loan receivable was repaid in 1996.

Income from operations of real estate held for sale represents net property operations generated by the properties the Partnership has acquired through foreclosure. At December 31, 1996, the Partnership was operating one property. Original funds advanced by the Partnership were approximately $14,000,000 for this property. Income from operations of real estate held for sale decreased in 1996 as compared to 1995 due to lower occupancy at the Harbor Bay Office Building and increased tenant related expenditures at the Union Tower Office Building.

Due to higher average cash balances in 1996 resulting from the property and loan sales in 1996, interest on short-term investments increased during 1996 as compared to 1995.

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

Prepayment premiums totaling $315,000 were received in 1995 in connection with the prepayments on the Club Wildwood, Four Seasons and Point West mobile home park loans.

Participation in joint ventures with affiliates represents the Partnership's share of the property operations at the Whispering Hills Apartments and the 45 West 45th Street Office Building. Primarily as a result of the recognition of a gain in connection with the sale of the 45 West 45th Street Office Building in 1996 and a provision for losses related to a change in the estimate of the fair value of the 45 West 45 Street Office Building in 1995, the Partnership recognized participation in income of joint ventures with affiliates during 1996 as compared to participation in loss during 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. See Note 3(d) of Notes to Financial Statements for further information regarding the Partnership's accounting policies related to the determination of the fair value of its loans and real estate held for sale. During 1996, the Partnership recognized a provision of $511,415 related to the

Noland Fashion Square loan and provisions of $988,103 related to its real estate held for sale to provide for changes in the estimate of the fair value of certain properties in the Partnership's portfolio. The Partnership recognized recoveries in 1996 of $2,478,000 and $341,382 related to the Seven Trails Apartments loan and The Glen Apartments loan, respectively, and $853,437 related to its real estate held for sale. The Partnership recognized a recovery of $1,600,000 and a provision of $817,110 in 1995 related to its real estate held for sale and an additional provision of $300,000 related to the Meadow Run loan. During 1995, allowances of $397,881 related to the Fairview I and II loan receivable prepayment and $317,110 related to the Comerica Office Building sale were written off.

As a result of the sale of the Comerica Office Building in 1995 and the write-off of the unamortized deferred expenses, amortization expense decreased during 1996 as compared to 1995.

The Partnership incurred higher legal, consulting, postage and printing costs in connection with a response to a tender offer during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

1995 Compared to 1994
---------------------

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

The Partnership had one non-accrual loan at December 31, 1995 which is collateralized by Seven Trails West Apartments. For non-accrual loans, income is recorded only as cash payments are received from the borrower. The funds advanced by the Partnership for this loan were approximately $8,000,000, representing approximately 4% of original funds advanced. During 1995 the Partnership received cash payments of net interest income of approximately $1,617,000. Under the terms of the original loan agreement the Partnership would have received approximately $2,021,000 of net interest income during 1995.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $49,976,000 as of December 31, 1996 when compared to December 31, 1995 primarily as a result of the Partnership's share of the net proceeds received in connection with the sale of seven properties and two loans and the repayment of one loan. The Partnership's cash flow provided by operating activities of approximately $7,663,000 was generated primarily by net interest income from the Partnership's loans receivable, net interest income on short-term investments and cash flow from the operation of the Partnership's properties held for sale which was partially offset by the payment of administrative expenses. The Partnership's investing activities generated cash flow of approximately $79,804,000 primarily from the sale proceeds from the seven properties, the Seven Trails Apartments loan repayment and the Noland Fashion Square acquisition loan sale proceeds. Cash of approximately $37,491,000 was used in financing activities consisting primarily of distributions to partners. In addition, in January 1997 the Partnership received net proceeds of $6,606,724 from the sale of the Harbor Bay office building and made a special distribution of $55,352,430 to Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. None of the properties have any underlying debt. During 1996 and 1995 the Partnership's remaining property, the Harbor Bay office building, generated positive cash flow. All of the properties which were sold in 1996 generated positive cash flow prior to their sales in 1996 and in 1995. The property in which the Partnership holds a minority joint venture interest with affiliate, the Whispering Hills Apartments, generated positive cash flow during 1996 and 1995. The property in which the Partnership held a joint venture interest with affiliates, the 45 West 45th Street Office Building, generated positive cash flow prior to its sale in 1996 and in 1995.

However, significant leasing costs were incurred at the 45 West 45th Street Office Building in 1995. These costs were not included in classifying the cash flow performance of the property in 1995 since they were nonrecurring expenditures. Had these costs been included, the 45 West 45th Street Office Building would have generated a significant cash flow deficit in 1995. As of December 31, 1996, the occupancy rate at the Harbor Bay Office Building was 84%.

During November 1996, the General Partner sold the 45 West 45th Street Office Building in which it held a minority joint venture interest. During December 1996, the Partnership sold the Glades on Ulmerton, Granada, Plantation, Huntington Meadows, Villa Medici, and the Waldengreen apartments complexes and the Union Tower office building for sales prices of $6,500,000, $2,300,000, $3,000,000, $9,300,000, $12,808,000, $6,590,000 and $15,350,000 respectively.
During January 1997 the Partnership sold the Harbor Bay office building. The Partnership is actively marketing the property in which it holds a minority joint venture interest for sale and seeking repayment of its remaining loan. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. The net proceeds of the sale were $9,720,925, of which $2,113,329 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until April 1997. The remaining proceeds were distributed to the Limited Partners in January 1997. See Note 11 of Notes to Financial Statements for additional information.

The Partnership funded a $14,700,000 loan collateralized by a wrap-around mortgage on the Seven Trails Apartments. This loan wrapped around an underlying first mortgage loan of $6,714,692, resulting in funds advanced by the Partnership of $7,985,308. In March 1994, the underlying first mortgage loan was purchased by the Partnership at face value for $4,689,871 which increased the funds advanced to $12,675,179. The wrap-around mortgage loan matured in February 1996. The Partnership extended the loan until April 1, 1996 to allow the borrower additional time to secure alternate financing. The loan was repaid in full in April 1996. The Partnership received proceeds of $16,473,402 consisting of funds advanced of $12,675,179, equity buildup related to principal payments of $2,024,821 made by the Partnership on the underlying loan and additional interest income of $1,773,402. The proceeds were distributed to the Limited Partners in July 1996. See Note 5 of Notes to Financial Statements for additional information.

The Meadow Run Apartments first mortgage loan matured in July 1996. The Partnership negotiated an extension of the loan until December 1996 to allow the borrower additional time to secure alternate financing. The loan came due in December 1996 and the borrower is currently pursuing alternate financing and continues to make monthly interest payments to the Partnership. See Note 5 of Notes to Financial Statements for additional information.

In August 1996, the Noland Fashion Square acquisition loan, in which the Partnership held a 40.77% participating interest, was sold. The Partnership's share of the sale price was $7,226,945. From the proceeds of the sale, the Partnership paid $100,810 as its share of selling costs. Pursuant to the terms of the sale, $101,932 of the proceeds were held in an escrow account until November 1996 at which time the escrow was released to the Partnership. The proceeds were distributed as special distributions to the Limited Partners in October 1996 and January 1997. See Note 7 of Notes to Financial Statements for additional information.

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

In December 1996, the Partnership sold The Glen Apartments first mortgage loan in an all cash sale for $2,674,362. From the proceeds of the sale the Partnership paid $107,806 in selling costs. The net proceeds were distributed to the Limited Partners in January 1997. See Note 6 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold The Glades on Ulmerton Apartments in an all cash sale for $6,500,000. From the proceeds of the sale the Partnership paid $275,210 in selling costs. The net proceeds were distributed as a special distribution to the Limited Partners in January 1997. See Note 14 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the Granada Apartments in an all cash sale for $2,300,000. From the proceeds of the sale the Partnership paid $139,738 in selling costs. The net proceeds were distributed as a special distribution to the Limited Partners in January 1997. See Note 14 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the Plantation Apartments in an all cash sale for $3,000,000. From the proceeds of the sale the Partnership paid $173,592 in selling costs. The net proceeds were distributed as a special distribution to the Limited Partners in January 1997. See Note 14 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the Huntington Meadows Apartments in an all cash sale for $9,300,000. From the proceeds of the sale the Partnership paid $341,832 in selling costs. In addition, the purchaser received a $342,000 credit against the purchase price for certain repairs required at the property. Pursuant to the terms of the sale, $200,000 of the proceeds were be retained by the Partnership until February 1997. The full amount of the holdback was released in February 1997. The remainder of the proceeds were distributed as a special distribution to the Limited Partners in January 1997. See Note 14 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the Villa Medici Apartments in an all cash sale for $12,808,000. From the proceeds of the sale the Partnership paid $362,595 in selling costs. The net proceeds were distributed as a special distribution to the Limited Partners in January 1997. See Note 14 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the Waldengreen Apartments in an all cash sale for $6,590,000. From the proceeds of the sale the Partnership paid $270,325 in selling costs. The net proceeds were distributed as a special distribution to the Limited Partners in January 1997. See Note 14 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the Union Tower office building in an all cash sale for $15,350,000. From the proceeds of the sale the Partnership paid $361,230 in selling costs. The net proceeds were distributed as a special distribution to the Limited Partners in January 1997. See Note 14 of Notes to Financial Statements for additional information.

In January 1997, the Partnership sold the Harbor Bay office building in an all cash sale for $6,900,000. From the proceeds of the sale the Partnership paid $293,276 in selling costs. The net proceeds will be distributed to the Limited Partners in 1997. See Note 17 of Notes to Financial Statements for additional information.

The Partnership made four distributions totaling $82.15, $64.50, and 23.65 per Interest in 1996, 1995 and 1994, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $27.87 of Cash Flow and $54.28 of Mortgage Reductions in 1996, $37.00 of Cash Flow and $27.50 of Mortgage Reductions in 1995 and $21.00 of Cash Flow and $2.65 of Mortgage Reductions in 1994. Cash Flow distributions decreased in 1996 as compared to 1995 and increased in 1995 as compared to 1994 primarily due to the 1995 loan repayments. Distributions from Mortgage Reductions were made from property sales and loan repayments.

In January 1997, the Partnership paid a distribution of $55,352,430 ($126.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow of $5.00 per Interest for the fourth quarter of 1996 and a special distribution of $121.00 per Interest primarily from proceeds received from the seven property sales in 1996. The level of the regular quarterly Cash Flow distribution was consistent with the prior quarter. Including the January 1997 distribution, Limited Partners have received cash distributions totaling $725.90 per $500 Interest. Of this amount, $415.12 has been Cash Flow from operations and $310.78 represents a return of Original Capital. In January 1997, the Partnership also paid $183,044 to the General Partner as its distributive share of Cash Flow for the fourth quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $61,015.

In February 1997, the General Partner made a settlement payment of $164,739($.38 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. at. v. Balcor Pension Investors-V, et. al. class action lawsuit.

During 1996 the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 5,319 Interests from Limited Partners at a total cost of $1,187,603. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

Future distributions will be made from available proceeds from the sale of the Partnership's remaining properties and the repayment of its remaining loan. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

The reports of Ernst & Young LLP on the Partnership's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-V, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                              OFFICERS

     Chairman, President and Chief           Thomas E. Meador
          Executive Officer
     Senior Vice President                   Alexander J. Darragh
     Senior Vice President                   James E. Mendelson
     Senior Vice President                   John K. Powell, Jr.
     Managing Director, Chief                Jayne A. Kosik
          Financial Officer, Treasurer
          and Assistant Secretary

Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $8,955 in 1996 with respect to one of the executive officers and directors of the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the general partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 12 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Mortgage Advisors-V and its officers and partners own as a group through the Early Investment Incentive Fund and otherwise the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class           Owned        Percent of Class
         --------------      ----------------  ----------------

         Limited Partnership
         Interests                28,476             6.5%

Relatives and affiliates of the officers and partners of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 12 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(4) Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated herein by reference.

(10)(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (2)(a)(i) to the Registrants Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (2)(a)(ii) to the Registrant's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (99)(b) to the Registrant's Current Report on Form 8-K dated October 3, 1996 is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale relating to the sale of Granada Apartments, Tampa, Florida previously filed as Exhibit (10)(a)(iv) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachments thereto relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (2)(b)(i) to the Registrant's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (2)(b)(ii) to the Registrant's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (99)(c) to the Registrant's Current Report on Form 8-K dated October 3, 1996 is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale relating to the sale of Plantation Apartments, Tampa, Florida previously filed as Exhibit (10)(b)(iv) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachments thereto relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(2)(c)(i) to the Registrant's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(2)(c)(ii) to the Registrant's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(99)(d) to the Registrant's Current Report on Form 8-K dated October 3, 1996 is incorporated herein by reference.

(d)(i) Agreement of Sale and attachments thereto relating to the sale of the Union Tower office building, Lakewood, Colorado previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated October 10, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Union Tower office building, Lakewood, Colorado previously filed as Exhibit
(10)(d)(ii) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(e) Purchase and Sale Agreement relating to the sale of first mortgage loan secured by The Glen Apartments, Fairfax County, Virginia is attached hereto.

(f)(i) Agreement of Sale and attachments thereto relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated December 6, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated December 6, 1996 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California is attached hereto.

(iv) Third Amendment to Agreement of Sale relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California is attached hereto.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-13233) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(99) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors-V, et al. previously filed as Exhibit (99)(c) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(b) Reports on Form 8-K:

1) A Current Report on Form 8-K dated October 3, 1996, was filed relating to the Agreement of Sale for Huntington Meadows Apartments, Arlington, Texas, and to Letter Agreements for the sales of the Granada Apartments, Tampa, Florida, the Plantation Apartments, Tampa, Florida and The Glades on Ulmerton Apartments, Largo, Florida.

2) A Current Report on Form 8-K dated October 10, 1996, was filed relating to the Agreement of Sale for the Union Tower office building, Lakewood, Colorado.

3) A Current Report on Form 8-K dated December 6, 1996, was filed relating to the Agreement of Sale and First Amendment to the Agreement of Sale for the 1420 Harbor Bay Parkway, Alameda, California, the closing of the sales of Villa Medici Apartments, Overland Park, Kansas, The Glades on Ulmerton Apartments, Largo, Florida, Plantation Apartments, Tampa, Florida, Granada Apartments, Tampa, Florida, Union Tower office building, Lakewood, Colorado, Waldengreen Apartments, Orlando, Florida, and Huntington Meadows Apartments, Arlington, Texas.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-V


                         By: /s/Jayne A. Kosik
                             -----------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor Mortgage
                             Advisors-V, the General Partner

Date:  March 28,1997
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   --------------------------------------------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E Meador       Advisors-V, the General Partner      March 28,1997
--------------------                                        --------------
  Thomas E. Meador
                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Mortgage
 /s/Jayne A. Kosik       Advisors-V, the General Partner     March 28, 1997
--------------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Pension Investors-V

We have audited the accompanying balance sheets of Balcor Pension Investors-V (An Illinois Limited Partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-V at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon disposition of all its interests in real estate. The Partnership is presently marketing for sale its remaining real estate asset and is seeking repayment of its remaining mortgage loan receivable. Upon disposition of its remaining real estate asset, repayment of the remaining mortgage loan receivable and resolution of the litigation described in Note 15 to the financial statements, the Partnership intends to cease operations and dissolve.


                                             /s/Coopers & Lybrand L.L.P.
                                             COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 26, 1997

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors-V:

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Pension Investors-V (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Pension Investors-V for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                        /s/Ernst & Young LLP
                                        ERNST & YOUNG LLP


Chicago, Illinois
March 27, 1995

                              BALCOR PENSION INVESTORS-V
                        (An Illinois Limited Partnership)

                                BALANCE SHEETS
                    December 31, 1996 and December 31, 1995

                                   ASSETS

                                              1996               1995
                                        ---------------    ---------------
Cash and cash equivalents               $   67,655,936     $   17,680,262
Escrow deposits - restricted                    95,243             42,103
Accounts and accrued interest receivable       665,695            576,378
Prepaid expenses                                38,651            145,027
Deferred expenses, net of accumulated
  amortization of $133,699 in 1996 and
  $261,244 in 1995                             196,549            149,904
                                        ---------------    ---------------
                                            68,652,074         18,593,674
                                        ---------------    ---------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                      6,015,968         26,421,997
  Investment in acquisition loan                                8,439,304

Less:
  Loans payable - underlying mortgages                          2,539,832
  Allowance for potential loan losses        2,102,000          5,859,733
                                        ---------------    ---------------
Net investment in loans receivable           3,913,968         26,461,736

Real estate held for sale (net of
  allowance of $2,711,056 in 1996
  and $4,955,000 in 1995)                    6,606,724         50,018,118
Investment in joint ventures-affiliates      3,042,286          4,606,036
                                        ---------------    ---------------
                                            13,562,978         81,085,890
                                        ---------------    ---------------
                                        $   82,215,052     $   99,679,564
                                        ===============    ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                    December 31, 1996 and December 31, 1995
                                  (Continued)


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable   $      978,110     $      265,469
Due to affiliates                              150,580             49,849
Other liabilities, principally escrow
  deposits and accrued real estate taxes       145,394            611,875
Security deposits                               81,774            493,733
                                        ---------------    ---------------
     Total liabilities                       1,355,858          1,420,926
                                        ---------------    ---------------

Commitments and contingencies

Limited Partners' capital
  (439,305 Interests issued
  and outstanding)                          80,322,266        102,310,790
General Partner's capital (deficit)            536,928         (4,052,152)
                                        ---------------    ---------------
     Total Partners' capital                80,859,194         98,258,638
                                        ---------------    ---------------
                                        $   82,215,052     $   99,679,564
                                        ===============    ===============




The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994

                               Partners' Capital (Deficit) Accounts
                               -------------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                               ---------------- ------------- ------------

Balance at December 31, 1993   $  116,834,271 $  (3,519,091)$ 120,353,362

Cash distributions (A)            (11,414,609)   (1,025,046)  (10,389,563)
Net income for the year
  ended December 31, 1994          10,835,098     1,083,510     9,751,588
                               ---------------- ------------- ------------
Balance at December 31, 1994      116,254,760    (3,460,627)  119,715,387

Cash distributions (A)            (30,141,205)   (1,806,033)  (28,335,172)
Net income for the year
  ended December 31, 1995          12,145,083     1,214,508    10,930,575
                               ---------------- ------------- ------------
Balance at December 31, 1995       98,258,638    (4,052,152)  102,310,790

Cash distributions (A)            (37,449,289)   (1,360,384)  (36,088,905)
Net income for the year
  ended December 31, 1996          20,049,845     5,949,464    14,100,381
                               ---------------- ------------- ------------
Balance at December 31, 1996   $   80,859,194 $     536,928 $  80,322,266
                               ================ ============= ============


(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                     1996           1995          1994
                               ---------------- ------------- ------------

             First quarter     $         5.00 $        4.00 $        9.00
             Second quarter             14.78          5.00          6.65
             Third quarter              41.72         31.82          4.00
             Fourth quarter             20.65         23.68          4.00




The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994


                                      1996           1995          1994
                               ---------------- ------------- ------------
Income:
  Interest on loans receivable,
    and from investment in
    acquisition loan           $    3,575,255 $   5,834,417 $   8,035,744
  Less interest on loans
    payable - underlying
    mortgages                         185,693       273,184       472,303
                               ---------------- ------------- ------------
  Net interest income on
    loans receivable                3,389,562     5,561,233     7,563,441

  Income from operations of
    real estate held for sale       4,160,232     5,366,016     3,406,925
  Interest on short-term
    investments                     1,141,900     1,007,008       714,328
  Participation income                 40,146       926,139        75,506
  Prepayment premiums                               315,000
  Recovery of losses on loans,
    real estate and accrued
    interest receivable             3,672,819     1,600,000
  Participation of income
    (loss) of joint ventures-
    affiliates                        894,808      (204,085)      422,799
                               ---------------- ------------- ------------
    Total income                   13,299,467    14,571,311    12,182,999
                               ---------------- ------------- ------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable             1,499,518     1,117,110
  Amortization of deferred
    expenses                           55,455       199,150       129,874
  Administrative                    1,318,547     1,031,937     1,148,320
                               ---------------- ------------- ------------
    Total expenses                  2,873,520     2,348,197     1,278,194
                               ---------------- ------------- ------------
Income before equity in
  loss from investment
  in acquisition loan              10,425,947    12,223,114    10,904,805

Equity in loss from investment
  in acquisition loan                 (52,021)      (78,031)      (69,707)
                               ---------------- ------------- ------------

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)



Income before gain on sales of
  real estate                      10,373,926    12,145,083    10,835,098

Gain on sales of real estate        9,675,919
                               ---------------- ------------- ------------
Net income                     $   20,049,845 $  12,145,083 $  10,835,098
                               ================ ============= ============
Net income allocated to
  General Partner              $    5,949,464 $   1,214,508 $   1,083,510
                               ================ ============= ============
Net income allocated to
  Limited Partners             $   14,100,381 $  10,930,575 $   9,751,588
                               ================ ============= ============
Net income per Limited
   Partnership Interest
   (439,305 issued and
   outstanding)                $        32.10 $       24.88 $       22.20
                               ================ ============= ============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                     1996           1995          1994
                               ---------------  ------------  ------------
Operating activities:
  Net income                   $   20,049,845 $  12,145,083 $  10,835,098
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Gain on sales of real estate   (9,675,919)
    Equity in loss from invest-
      ment in acquisition loan         52,021        78,031        69,707
    Participation in (income)
      loss of joint
      ventures - affiliates          (894,808)      204,085      (422,799)
    Recovery of losses on loans,
      real estate and accrued
      interest receivable          (3,672,819)   (1,600,000)
    Provision for potential
      losses on loans, real
      estate and accrued
      interest receivable           1,499,518     1,117,110
    Amortization of deferred
      expenses                         55,455       199,150       129,874
    Payment of leasing
      commissions                    (102,100)                   (221,925)
    Accrued interest income
      due at maturity                              (610,927)     (906,566)
    Collection of interest
      income due at maturity          452,768     2,591,071        98,055
    Net change in:
      Escrow deposits
       - restricted                   (53,140)      342,522        (4,940)
      Accounts and accrued
        interest receivable           (89,317)     (111,371)      681,297
      Prepaid expenses                106,376      (145,027)
      Accounts and accrued
        interest payable              712,641        35,805       (37,023)
      Due to affiliates               100,731       (86,694)         (178)
      Other liabilities              (466,481)     (386,838)      326,774
      Security deposits              (411,959)      137,104        66,460
                               ---------------  ------------  ------------
  Net cash provided by
    operating activities            7,662,812    13,909,104    10,613,834
                               ---------------  ------------  ------------


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                     1996           1995          1994
                               ---------------  ------------  ------------

Investing activities:
  Proceeds from sale of
    acquisition loan                7,226,945
  Costs incurred in connection
    with the sale of
    acquisition loan                 (100,810)
  Procceeds from sale of loan
    receivable                      2,674,362
  Costs incurred in connection
    with sale of loan receivable     (107,806)
  Capital contributions to joint
    ventures - affiliates             (22,759)     (204,116)
  Distributions from joint
    ventures - affiliates           2,481,317       398,620       590,827
  Collection of principal
    payments on loans receivable   14,700,000    16,060,889       415,659
  Improvements to real estate        (628,831)     (439,382)     (377,081)
  Proceeds from sales
    of real estate                 55,506,000     2,570,208
  Costs incurred in
    connection  with the
    sales of real estate           (1,924,522)     (175,495)
                               ---------------  ------------  ------------
  Net cash provided by
    investing activities       $   79,803,896 $  18,210,724 $     629,405
                               ---------------  ------------  ------------


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                 (Continued)


                                     1996           1995          1994
                               ---------------  ------------  ------------
Financing activities:
  Distributions to Limited
    Partners                   $  (36,088,905)$ (28,335,172)$ (10,389,563)
  Distributions to General
    Partner                        (1,360,384)   (1,806,033)   (1,025,046)
  Principal payments on loans
     payable - underlying
     mortgages                        (41,745)     (343,945)     (471,728)
  Repayment of loans payable -
    underlying mortgages                                       (4,689,871)
  Principal payments on mortgage
    notes payable                                                  (4,004)
  Repayment of mortgage
    note payable                                               (2,241,349)
                               ---------------  ------------  ------------
  Net cash used in financing
    activities                    (37,491,034)  (30,485,150)  (18,821,561)
                               ---------------  ------------  ------------
Net change in cash and
    cash equivalents               49,975,674     1,634,678    (7,578,322)
Cash and cash equivalents at
    beginning of period            17,680,262    16,045,584    23,623,906
                               ---------------  ------------  ------------
Cash and cash equivalents
  at end of period             $   67,655,936 $  17,680,262 $  16,045,584
                               ================ ============= ============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Partnership's Business:

Balcor Pension Investors-V (the "Partnership") is engaged in the operation of residential and commercial real estate located in Overland Park, Kansas and Alameda, California. Additionally, the Partnership has an investment in a first mortgage loan.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996 the Registrant sold the 45 West 45th Street Office Building in which it held a minority joint venture interest, the Glades on Ulmerton, Granada, Plantation, Huntington Meadows, Waldengreen and the Villa Medici apartment complexes and the Union Tower office building. The Registrant sold the Harbor Bay office building in January 1997. The Registrant is actively marketing the property in which it holds a minority joint venture interest for sale and seeking repayment of its remaining loan. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including but not limited to, the lawsuit discussed in Note 15 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for alonger period of time.

3. Accounting Policies:

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

(b) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligations. The underlying mortgage obligations were recorded as a reduction of the wrap-around mortgage loan and the resulting balance represented the Partnership's net advance to the borrower. The Partnership was responsible for making periodic payments to the underlying mortgage lenders only to the extent that payments as required by the wrap-around mortgage agreement were received by the Partnership from the borrower.

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

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value are recorded by an adjustment to the property allowance account and are recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

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

(f) Investment in the acquisition loan represented a first mortgage loan which, because the loan agreement included certain specified terms, must be accounted for as an investment in a real estate venture. The investment was therefore reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership recorded its investment at cost (representing total loan funding) and subsequently adjusted its investment for its share of property income or loss.

Amounts representing contractually required debt service are recorded in the accompanying statements of income and expenses as interest income and participation income. Equity from investment in acquisition loan represented the Partnership's share of the collateral properties' operations, including depreciation and interest expense. The Partnership's share of operations had no effect on cash flow of the Partnership.

(g) Investment in joint venture - affiliate represents the Partnership's 25% interest, under the equity method of accounting, in a joint venture with an affiliate. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(h) Deferred expenses consist of loan application and processing fees and mortgage brokerage fees which were amortized over the terms of the respective agreements, and leasing commissions which are amortized over the life of each respective lease. These fees are fully amortized when a property is sold.

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

(k) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash or cash equivalents are held or invested in one financial institution.

(l) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(m) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1996 for financial statement purposes.

(n) Several reclassifications have been made to the previously reported 1994 financial statements to conform with the classification used in 1995 and 1996. Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995 and 1996. This reclassification has also been made to the previously reported 1994 financial statements to conform with the classification used in 1995 and 1996. These reclassifications have not changed the 1994 results.

4. Partnership Agreement:

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

At the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, amounts placed in the Fund were available to repurchase Interests from existing Limited Partners. During 1996, the Fund repurchased 5,319 Interests at a total cost of $1,187,603. All repurchases of Interests have been made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests will be paid to the Fund. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

5. Investment in Loan Receivable:

The Meadow Run Apartments first mortgage loan receivable, which was funded in 1984, had a balance of $6,015,968 at December 31, 1996 and 1995. This balance includes an additional amount of interest that accrued and will be payable to the Partnership upon repayment of the loan, or upon sale of the property. Current monthly payments of $43,063 are due at an interest rate of 13.25% per annum. The loan matured in July 1996. The Partnership extended the loan until December 1996 to allow the borrower additional time to secure alternate financing. The borrower was not able to obtain financing by December 1996 but continues to make monthly interest payments to the Partnership. The General Partner is monitoring the borrower's efforts to seek alternate financing. The Partnership may receive additional payments from the borrower representing participation in the operating results of the collateral property which exceeds specified levels and a share of appreciation in the collateral property upon repayment or refinancing.

(B) In March 1994, the Seven Trails West Apartments loan matured and was extended for two years on the same terms as the previously modified loan, except for an increase in the interest rate from 10% to 11% per annum. In addition, in March 1994 the $4,689,871 underlying first mortgage loan on the property was purchased by the Partnership at face value. The Seven Trails West Apartments loan matured in February 1996. The Partnership extended the loan until April 1, 1996 to allow the borrower additional time to secure alternate financing. The loan was repaid in April 1996. The Partnership recognized a recovery of $2,478,000 upon the repayment of the loan.

6. Sale of Loan Receivable:

In December 1996 the Partnership sold The Glen Apartments which was a wrap-around mortgage loan for a sale price of $2,674,362. Prior to the sale, the note receivable balance was $5,253,261 which included $303,261 of accrued interest. The underlying mortgage loan was $2,498,088. From the proceeds of the sale the Partnership paid $107,806 in selling costs. The carrying value of the loan was $2,755,173. The Partnership did not recognize a gain or loss in connection with the sale of this loan. During 1996, the Partnership recognized a recovery of $341,382 and wrote off the previously established allowance for losses of $530,000.

7. Sale of Acquisition Loan Receivable:

The Partnership and two affiliates entered into a participation agreement to fund a $23,300,000 first mortgage loan collateralized by the Noland Fashion Square Shopping Center. The Partnership participated ratably in approximately 41% of the loan amount, interest income and participation income. The balance of the loan included the Partnership's share of the cumulative net loss of the property after the loan was funded. The loan was sold in August 1996 in an all cash sale for $17,725,000 of which $7,226,945 is the Partnership's share. From the proceeds of the sale the Partnership paid $100,810 as its share of selling costs. The carrying value of the loan was $8,387,283. The Partnership did not recognize a gain or loss in connection with the sale of this loan. During 1996, the Partnership recognized an additional provision for losses of $511,415 and wrote off $749,733 against the previously established loss allowance related to this loan.

Loans are classified as non-accrual as a result of delinquency or other noncompliance with terms of loan agreements; such loans aggregated $15,152,768 at December 31, 1995 and none at December 31, 1996.

Non-accrual loans and loans which have been restructured are hereinafter referred to as impaired loans. Net interest income relating to impaired loans would have been $3,040,000 in 1995 and $2,906,000 in 1994. Net interest income received from impaired loans included in the accompanying Statements of Income and Expenses amounted to $2,227,000 (cash basis and accrual basis) in 1995, $1,826,000 (cash basis and accrual basis) in 1994.

Impaired loans totaled $15,152,768 at December 31, 1995 and none at December 31, 1996. The impaired loan had a related allowance for losses of $2,478,000 in 1995. The average recorded investments in impaired loans during the year ended December 31, 1995 was approximately $18,689,610 and $7,576,384 at December 31, 1996.

8. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1996 is described in the table below:

                             1996          1995           1994
                          -----------   -----------   -----------
  Loans:
   Balance at beginning
    of year               $5,859,733    $5,957,614     $5,957,614
   Provision charged to
    income                   511,415       300,000           None
   Recovery of provision
    previously charged
    to income             (2,819,382)
   Direct write-off
    of loans against
    allowance             (1,449,766)     (397,881)          None
                          -----------   -----------    ----------
    Balance at the end of
     the year             $2,102,000    $5,859,733    $ 5,957,614
                          ===========   ===========   ===========

  Real Estate Held for Sale:
   Balance at beginning of
     year                 $4,955,000    $6,055,000    $6,055,000
   Provision charged to
     income                  988,103       817,110           None
   Recovery of provision
    previously charged to
    income                  (853,437)   (1,600,000)          None
   Direct write-off
    of real estate
    held for sale
    against allowance     (2,378,610)     (317,110)          None
                          -----------   -----------   ------------
   Balance at the end of
     the year             $2,711,056    $4,955,000    $ 6,055,000
                          ===========   ===========   ===========

9. Mortgage Notes Payable:

During February 1994 the Partnership prepaid the underlying first mortgage on The Glades on Ulmerton Apartments of $2,241,349. During the year ended December 31, 1994 the Partnership incurred and paid interest expense on mortgage notes payable for properties held during the year of $34,585.

10. Management Agreement:

As of December 31, 1996, the property owned by the Partnership is under a management agreement with a third-party company. This management agreement provides for annual fees of 3% to 6% of gross operating receipts.

11. Investment in Joint Ventures - Affiliates:

The Partnership has classified the Whispering Hills Apartments first mortgage loan investment as an investment in joint venture - affiliate. This investment represents a joint venture between the Partnership and an affiliate. Profits and losses are allocated 25% to the Partnership and 75% to the affiliate.

The Partnership and three affiliates (together, the "Participants"), previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Participants received title to the property through foreclosure, and the Partnership owns a 21.74% joint venture interest in the property. During 1995, the Partnership recognized $537,630 as its share of the provision related to the change in the estimate of the fair value of the property. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. The basis of the property was $6,786,740. For financial statement purposes, the joint venture recognized a gain of $2,934,185, of which $637,892 represents the Partnership's share.

These amounts are included in the Partnership's participation in income (loss) of joint ventures with affiliates. During 1996, 1995, and 1994 the Partnership received distributions from these joint ventures totaling $2,481,317, $398,620, and $590,827, respectively, and made contributions of $22,759 and $204,116 in 1996 and 1995, respectively.

12. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees  $ 54,285 $ 1,959  $91,569 $ 5,481 $131,305 $10,930
Property management fees None None None None 460,824 None Reimbursement of expenses to the General Partner,
  at cost:
    Accounting             27,291  23,720   82,348   9,881   84,961  38,028
    Data processing         8,406   3,308   49,177   4,775   87,782  20,653
    Investor communica-
      tions                  None    None   11,014       0   36,782  10,098
    Legal                  15,436  13,416   24,592   3,681    9,688   8,403
    Portfolio management  103,642  90,082  154,618  25,969  100,599  42,147
    Other                  20,819  18,095    6,028      62   27,070   6,284

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $17,633, $63,806 and $126,944 for 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

13. Real Estate Held for Sale:

The Partnership acquired the Villa Medici Apartments through foreclosure in March 1995 and classified it as real estate held for sale at December 31, 1994. This acquisition represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this acquisition is not presented in the Partnership's Statements of Cash Flow. The Partnership recorded the cost of the property at $9,382,780. This amount represents the outstanding loan balance plus accrued interest receivable. In addition, the Partnership reduced the basis of the property by $115,493 for certain receivables, liabilities, escrows and costs recognized or incurred in connection with the foreclosure.
At the date of foreclosure, the property was transferred to real estate held for sale at its fair value.

14. Disposition of Properties Acquired Through Foreclosure:

(a) In December 1996, the Partnership sold The Glades on Ulmerton Apartments in an all cash sale for $6,500,000. From the proceeds of the sale, the Partnership paid $275,210 in selling costs. The basis of the property was $5,643,466. For financial statement purposes the Partnership recognized a gain of $581,324 from the sale of this property and a recovery of a previously established allowance of $600,000.

(b) In December 1996, the Partnership sold the Granada Apartments in an all cash sale for $2,300,000. From the proceeds of the sale, the Partnership paid $139,738 in selling costs. The basis of the property was $3,348,979. For financial statement purposes the Partnership did not recognize a gain or loss on the sale of this property. The Partnership recognized an additional provision of $488,717 and wrote off $700,000 against the previously established allowance.

(c) In December 1996, the Partnership sold the Plantation Apartments in an all cash sale for $3,000,000. From the proceeds of the sale, the Partnership paid $173,592 in selling costs. The basis of the property was $3,769,738. For financial statement purposes the Partnership did not recognize a gain or loss on the sale of this property. The Partnership recognized an additional provision of $488,330 and wrote off $455,000 against the previously established allowance.

(d) In December 1996, the Partnership sold the Huntington Meadows Apartments in an all cash sale for $9,300,000. From the proceeds of the sale, the Partnership paid $341,832 in selling costs. In addition, the purchaser received a $342,000 credit against the purchase price for certain repairs required at the property. The basis of the property was $7,228,111. For financial statement purposes the Partnership recognized a gain of $1,388,057 from the sale of this property.

(e) In December 1996, the Partnership sold the Villa Medici Apartments in an all cash sale for $12,808,000. From the proceeds of the sale, the Partnership paid $362,595 in selling costs. The basis of the property was $9,487,780. For financial statement purposes the Partnership recognized a gain of $2,957,625 from the sale of this property.

(f) In December 1996, the Partnership sold the Waldengreen Apartments in an all cash sale for $6,590,000. From the proceeds of the sale, the Partnership paid $270,325 in selling costs. The basis of the property was $6,566,238. For financial statement purposes the Partnership did not recognize a gain or loss on the sale of this property. The Partnership recognized a recovery of $253,437 and wrote off $500,000 against the previously established allowance.

(g) In December 1996, the Partnership sold the Union Tower office building in an all cash sale for $15,350,000. From the proceeds of the sale, the Partnership paid $361,230 in selling costs. The basis of the property was $10,239,857. For financial statement purposes the Partnership recognized a gain of $4,748,913 from the sale of this property.

15. Contingency and Settlement of Litigation:

The Partnership is currently involved in a lawsuit whereby the Partnership the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interest in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. This action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

A settlement has received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et.al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The settlement had no material impact on the Partnership.

16. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts and accrued interest payable approximates fair value.

Loans receivable: The fair value of the Partnership's investment in the loans receivable approximates the carrying value of $6,015,968.

The fair value for the Partnership's investments in loans receivable was estimated using discounted cash flow analyses. The discount rates were based upon rates at the end of 1996 and 1995 comparable to those the Partnership could receive or charge in the commercial real estate lending market with terms and maturities comparable to the Partnership's loans receivable and mortgage note it presently holds.

17. Subsequent Events:

(a) In January 1997, the Partnership made a distribution of $55,352,430 ($126.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Cash Flow of $5.00 per Interest for the fourth quarter of 1996 and a special distribution of $121.00 per Interest primarily from proceeds received form the seven property sales in 1996.

(b) In January 1997, the Partnership sold the Harbor Bay office building in an all cash sale for $6,900,000. From the proceeds of the sale, the Partnership paid $293,276 in selling costs. For financial statement purposes, the Partnership recognized an additional provision of $11,056 in 1996 and will recognize no gain or loss in 1997.

(c) In February 1997, the General Partners made a settlement payment of $164,739 ($.38 per $500 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. vs. Balcor Pension Investors-V, et. al. class action lawsuit.