Form 10-Q
period 1997-03-31
BALCOR PENSION INVESTORS V
filed 1997-05-14
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March  31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                 1997           1996
                                            -------------- ---------------
Cash and cash equivalents                   $  18,103,074  $   67,655,936
Escrow deposits - restricted                       53,335          95,243
Accounts and accrued interest receivable          602,828         665,695
Prepaid expenses                                    4,324          38,651
Deferred expenses, net of accumulated
  amortization of $133,699 in 1996                                196,549
                                            -------------- ---------------
                                               18,763,561      68,652,074
                                            -------------- ---------------
Investment in first mortgage loan receivable    6,015,968       6,015,968
Less:
  Allowance for potential loan losses           2,102,000       2,102,000
                                            -------------- ---------------
Net investment in loan receivable               3,913,968       3,913,968
Real estate held for sale (net of
  allowance of $2,711,056 in 1996)                              6,606,724
Investment in joint ventures - affiliates       3,067,085       3,042,286
                                            -------------- ---------------
                                                6,981,053      13,562,978
                                            -------------- ---------------
                                            $  25,744,614  $   82,215,052
                                            ============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable       $     171,195  $      978,110
Due to affiliates                                 138,197         150,580
Other liabilities, principally escrow
  deposits and accrued real estate taxes          101,109         145,394
Security deposits                                                  81,774
                                            -------------- ---------------
     Total liabilities                            410,501       1,355,858
                                            -------------- ---------------
Commitments and contingencies
Limited Partners' capital
  (439,305 Interests issued
  and outstanding)                             24,859,411      80,322,266
General Partner's capital                         474,702         536,928
                                            -------------- ---------------
     Total partners' capital                   25,334,113      80,859,194
                                            -------------- ---------------
                                            $  25,744,614  $   82,215,052
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                 1997           1996
                                            -------------- ---------------
Income:
  Interest on loans receivable and
    investment in acquisition loan          $     129,188  $    1,043,529
  Less interest on loan payable -
    underlying mortgage                                            50,699
                                            -------------- ---------------
  Net interest income on loans receivable         129,188         992,830
  Interest on short-term investments              355,196         243,266
  Participation in income of
    joint ventures-affiliates                      92,699         104,879
                                            -------------- ---------------
    Total income                                  577,083       1,340,975
                                            -------------- ---------------
Expenses:
  Loss (income) from operations of real
    estate held for sale                          101,944      (1,351,784)
  Amortization of deferred expenses               196,549          10,035
  Administrative                                  290,691         168,854
                                            -------------- ---------------
    Total expenses                                589,184      (1,172,895)
                                            -------------- ---------------
(Loss) income before equity in loss from
  investment in acquisition loan                  (12,101)      2,513,870
Equity in loss from investment
  in acquisition loan                                             (19,508)
                                            -------------- ---------------
Net (loss) income                           $     (12,101) $    2,494,362
                                            ============== ===============
Net (loss) income allocated to General
  Partner                                   $      (1,210) $      249,436
                                            ============== ===============
Net (loss) income allocated to Limited
  Partners                                  $     (10,891) $    2,244,926
                                            ============== ===============
Net (loss) income per Limited Partnership
  Interest (439,305 issued and outstanding) $       (0.02) $         5.11
                                            ============== ===============
Distribution to General Partner             $     244,059  $      244,059
                                            ============== ===============
Settlement distribution to Limited Partners $      99,534            None
                                            ============== ===============
Distribution to Limited Partners            $  55,352,430  $    2,196,525
                                            ============== ===============
Distribution per Limited
  Partnership Interest                      $      126.00  $         5.00
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                 1997           1996
                                            -------------- ---------------
Operating activities:
  Net (loss) income                         $     (12,101) $    2,494,362
  Adjustments to reconcile net (loss)
    income to net cash used in or provided
    by operating activites
    Equity in loss from investment
      in acquisition loan                                          19,508
    Participation in income of
      joint  ventures - affiliates                (92,699)       (104,879)
    Amortization of deferred expenses             196,549          10,035
    Net change in:
      Escrow deposits - restricted                 41,908        (108,173)
      Accounts and accrued
        interest receivable                        62,867        (301,794)
      Prepaid expenses                             34,327         109,049
      Accounts and accrued
        interest payable                         (806,915)        (94,577)
      Due to affiliates                           (12,383)         18,900
      Other liabilities                           (44,285)         42,593
      Security deposits                           (81,774)         (2,170)
                                            --------------   -------------
  Net cash used in or provided by
    operating activities                         (714,506)      2,082,854
                                            --------------   -------------
Investing activities:
  Proceeds from sale of real estate             6,900,000
  Costs incurred in connection with
    the sale of real estate                      (293,276)
  Distributions from joint
    ventures - affiliates                          67,900         160,984
                                            --------------   -------------
  Net cash provided by investing activities     6,674,624         160,984
                                            --------------   -------------
Financing activities:
  Distribution to Limited Partners            (55,451,964)     (2,196,525)
  Distribution to General Partner                (244,059)       (244,059)
  Contribution from General Partner               183,043
  Principal payments on loan payable
    - underlying mortgage                                         (10,145)
                                            --------------   -------------
  Net cash used in financing activities       (55,512,980)     (2,450,729)
                                            --------------   -------------
Net change in cash and  cash equivalents      (49,552,862)       (206,891)
Cash and cash equivalents at
  beginning of period                          67,655,936      17,680,262
                                            --------------   -------------
Cash and cash equivalents at end of period  $  18,103,074  $   17,473,371
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.
                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

(b) A reclassification has been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, eight properties were sold including one in which the Partnership held a minority joint venture interest. During 1997, the Partnership sold the Harbor Bay office building. Currently, the General Partner has entered into a contract to sell the loan collateralized by the remaining property, Whispering Hills Apartments in which the Partnership holds a minority joint venture interest. The Partnership is seeking repayment of its remaining loan. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold or loan being repaid. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1997 are:


                                        Paid       Payable
                                   --------------  ---------

  Mortgage servicing fees             $ 5,219      $  1,630
  Reimbursement of expenses to
   the General Partner, at cost        36,521       136,568

The General Partner made a contribution to the Partnership of $183,043 in connection with the settlement of certain litigation as further discussed in
Note 6 of Notes to Financial Statements.



4. Investment in Joint Venture - Affiliate:

The Partnership has classified the Whispering Hills Apartments first mortgage loan investment as an investment in joint venture - affiliate. This investment represents a joint venture between the Partnership and an affiliate. Profits and losses are allocated 25% to the Partnership and 75% to the affiliate. The following information has been summarized from the financial statements of the joint venture:
                                                             1997
                                                         ------------
   Net investment in real estate as of March 31           $14,263,000
   Total liabilities as of March 31                           200,369
   Total income                                               673,429
   Net income                                                 370,795

5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. This action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

6. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. at. v. Balcor Pension Investors-V, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $183,043 to the Partnership from which the plaintiffs' counsel received $18,304 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $164,739 ($0.38 per $500 Interest) to members of the class pursuant to the settlement. Of the total settlement amount, $99,534 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $65,205 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

7.  Disposition of Property Acquired Through Foreclosure:

In January 1997, the Partnership sold the Harbor Bay office building in an all cash sale for $6,900,000. From the proceeds of the sale, the Partnership paid $293,276 in selling costs. The basis of the property was $9,611,056. For financial statement purposes, the Partnership did not recognize a gain or loss on the sale of this property. The Partnership wrote off $2,711,056 of the basis against the previously established allowance.

8.  Subsequent Event:

In April 1997, the Partnership made a distribution of $14,475,100 ($32.95 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Cash Flow of $5.00 per Interest for the first quarter of 1997 and a special distribution of $27.95 per Interest primarily from proceeds received from the Harbor Bay office building and the 1996 property and note receivable sales.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans, first mortgage loans and, to a lesser extent, junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-four loans. The Harbor Bay office building was sold in January 1997. There is currently one loan outstanding in the Partnership's portfolio, and the Partnership owns one investment in joint venture with affiliate.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Due primarily to the seven property sales, one loan repayment and two loan sales in 1996, the Partnership generated a net loss during 1997 as compared to income during 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

Net interest income on loans receivable decreased in 1997 as compared to 1996 due primarily to the repayment of the Seven Trails Apartments wrap-around loan receivable, and the sales of The Glen Apartments loan receivable and the Noland Fashion Square acquisition loan in 1996.

Due to higher average cash balances in 1997 resulting from the property and loan sales in 1996, interest on short-term investments increased during 1997 as compared to 1996. A majority of the proceeds received from the sales was distributed to Partners in January 1997.

Participation in joint ventures with affiliates represents the Partnership's share of the property operations from the Whispering Hills Apartments and the 45 West 45th Street Office Building. Primarily as a result of the sale of the 45 West 45th Street Office Building in 1996, participation in income of joint ventures with affiliates decreased during 1997 as compared to 1996.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1997 and 1996, the Partnership did not recognize any provisions related to its loans or real estate held for sale. During 1997, an allowance of $2,711,056 related to the Harbor Bay office building was written off in connection with the sale of the property.

Income from operations of real estate held for sale represents net property operations generated by the properties the Partnership has acquired through foreclosure. Real estate held for sale generated income in 1996; however, due to the sales of seven properties in 1996 and the sale of the Harbor Bay office building in January 1997, a loss was generated in 1997. The loss in 1997 resulted primarily from the payment of the final operating expenses related to properties sold in 1996 and expenses related to the Harbor Bay office building which was sold in January 1997.

In connection with the sale of the Harbor Bay office building in 1997, the Partnership wrote-off the remaining unamortized leasing commissions related to the property which resulted in an increase in amortization expense during 1997 as compared to 1996.

The Partnership incurred higher postage and printing costs in connection with a response to a tender offer during 1997. In addition, the General Partner made a payment in connection with the settlement of a class action lawsuit to investors who previously sold their Interests in the Partnership which was classified as an administrative expense. See Note 6 of Notes to Financial Statements for additional information. As a result, administrative expenses increased during 1997 as compared to 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $49,553,000 as of March 31, 1997 when compared to December 31, 1996 primarily as a result of a distribution to Limited Partners in January 1997. Cash of approximately $715,000 was used in operating activities primarily to pay expenses related to sold properties and administrative expenses. These payments were partially offset by interest income from the Partnership's loan receivable and short-term investments. The Partnership's investing activities generated cash of approximately $68,000 from a distribution from a joint venture with an affiliate and approximately $6,607,000 of net proceeds from the sale of the Harbor Bay office building. Cash of approximately $55,513,000 was used in financing activities consisting primarily of a distribution to Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. The property in which the Partnership holds a minority joint venture interest with an affiliate, the

Whispering Hills Apartments, generated positive cash flow during 1997 and 1996. The Harbor Bay office building generated positive cash flow during 1996 and prior to its sale in January 1997. All seven of the Partnership's properties which were sold in 1996 generated positive cash flow prior to their sales in 1996. The property in which the Partnership held a joint venture interest with affiliates, the 45 West 45th Street Office Building, generated positive cash flow prior to its sale in 1996.

During 1996, eight of the Partnership's properties were sold including one in which the Partnership held a minority joint venture interest. During January 1997, the Partnership sold the Harbor Bay office building. Currently, the General Partner has entered into a contract to sell the loan collateralized by the remaining property, Whispering Hills Apartments for a sale price of $17,200,000, in which the Partnership holds a minority joint venture interest. See Item 5. Other Information for additional information regarding the sale terms. The Partnership is seeking repayment of its remaining loan. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold or loan being repaid. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

The Meadow Run Apartments first mortgage loan matured in July 1996. The Partnership negotiated an extension of the loan until December 1996 to allow the borrower additional time to secure alternate financing. The loan came due in December 1996 and the borrower is currently pursuing alternate financing and continues to make monthly interest payments to the Partnership.

In January 1997, the Partnership sold the Harbor Bay office building in an all cash sale for $6,900,000. From the proceeds of the sale the Partnership paid $293,276 in selling costs. The net proceeds were distributed to the Limited Partners in April 1997. See Note 7 of Notes to the Financial Statements for additional information.

Pursuant to the sale agreement for the Huntington Meadows Apartments, $200,000 was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released to the Partnership. Also, pursuant to the sale agreement for the 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest, $500,000 was retained by the joint venture and was unavailable for distribution until April 1997, at which time $108,701 of the funds were released to the Partnership.

In February 1997, the General Partner made a settlement payment of $164,739 ($.38 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. at.
v. Balcor Pension Investors-V, et. al. class action lawsuit. The General Partner made a contribution of $183,043 to the Partnership of which the plaintiff's counsel received $18,304 pursuant to the settlement agreement. Of the total settlement amount, $99,534 was paid to the original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $65,205 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In April 1997, the Partnership paid a distribution of $14,475,100 ($32.95 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow of $5.00 per Interest for the first quarter of 1997 and a special distribution of $27.95 per Interest primarily from proceeds received from the Harbor Bay office building and the 1996 property and note receivable sales. Including the April 1997 distribution, Limited Partners have received cash distributions totaling $758.85 per $500 Interest. Of this amount, $420.12 has been Cash Flow from operations and $338.73 represents a return of Original Capital. In April 1997, the Partnership also paid $183,044 to the General Partner as its distributive share of Cash Flow for the first quarter of 1997 and made a contribution to the Early Investment Incentive Fund of $61,015. Future distributions will be made from available proceeds from the sale of the Partnership's remaining joint venture property and the repayment of its remaining loan. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

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

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
-------------------------

Whispering Hills Apartments
---------------------------

In 1987, the Partnership and an affiliate (together, the "Participants"), funded a $15,700,000 first mortgage loan (the "Loan") collateralized by a first mortgage on the Whispering Hills Apartments, Overland Park, Kansas. The Partnership funded $3,925,000 (25%) of the Loan. The Participants subsequently funded an additional $4,889,508 towards the Loan, of which $1,102,708 was contributed by the Partnership. In 1994, pursuant to the settlement of a lawsuit relating to the property, the Participants received from the borrower a $1,125,000 payment, which was applied to the outstanding principal amount of the loan, $281,250 of which was the Partnership's share.

Pursuant to an agreement (the "Agreement") dated March 15, 1989, the Participants have the right to negotiate a sale of the property to a third party. Unless the borrower purchases the Loan for a sale price equal to the proposed sale price of the property, the borrower is obligated to agree to any such sale provided further that the proposed sale price exceeds the then appraised value of the property.

The Participants have marketed the property for sale and the best offer received was for $17,200,000. The borrower has exercised its option and on May 6, 1997 the Participants entered into a contract (the "Loan Contract") to sell the Loan to the current owners of the property for a sale price of $17,200,000 plus the property's net cash flow for the period May 1 through the closing date, as defined below. Pursuant to the terms of the Loan Contract, the Participants have written down the outstanding principal balance of the Loan to $17,200,000, representing a write-off of $2,264,508. The owner has deposited $350,000 into an escrow account as earnest money. The remainder of the sale price is payable in cash at closing, scheduled for May 30, 1997. From the proceeds of the sale, the Participants will pay a sale commission to an unaffiliated party which provided property management services for other properties owned by the Partnership of $344,000. The Participants will receive the remaining sale proceeds of $16,856,000, less closing costs, of which the Partnership's share is expected to be $4,214,000. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the Loan. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

It is possible that the owners may fail to complete the purchase of the Loan. In such event, the Participants intend to proceed with a sale of the property to the third party. The Participants also have the option to proceed with a foreclosure of the property.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 dated January 16, 1984 to the Partnership's Registration Statement on Form S-11 (Registration No. 2-87662) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Partnership's Report on Form 10-Q for the quarter ended September 31, 1992 (Commission File No. 0-13233) are incorporated herein by reference.

(10)(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (2)(a)(i) to the Partnership's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (2)(a)(ii) to the Partnership's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (99)(b) to the Partnership's Current Report on Form 8-K dated October 3, 1996 is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale relating to the sale of Granada Apartments, Tampa, Florida previously filed as Exhibit (10)(a)(iv) to the Partnership's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachments thereto relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (2)(b)(i) to the Partnership's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (2)(b)(ii) to the Partnership's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (99)(c) to the Partnerships Current Report on Form 8-K dated October 3, 1996 is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale relating to the sale of Plantation Apartments, Tampa, Florida previously filed as Exhibit (10)(b)(iv) to the Partnership's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachments thereto relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(2)(c)(i) to the Partnership's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(2)(c)(ii) to the Partnership's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(99)(d) to the Partnership's Current Report on Form 8-K dated October 3, 1996 is incorporated herein by reference.

(d)(i) Agreement of Sale and attachments thereto relating to the sale of the Union Tower office building, Lakewood, Colorado previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated October 10, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Union Tower office building, Lakewood, Colorado previously filed as Exhibit
(10)(d)(ii) to the Partnership's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(e) Purchase and Sale Agreement relating to the sale of the first mortgage loan secured by The Glen Apartments, Fairfax County, Virginia previously filed as Exhibit (10)(e) to the Partnership's Current Report on Form 10-K for the quarter ended December 31, 1996, is incorporated herein by reference.

(f)(i) Agreement of Sale and attachments thereto relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit (2)(a) to the Partnership's Current Report on Form 8-K dated December 6, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit (2)(b) to the Partnership's Current Report on Form 8-K dated December 6, 1996 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit
(10)(f)(iii) to the Partnership's Current Report on Form 10-K for the quarter ended December 31, 1996, is incorporated herein by reference.

(iv) Third Amendment to Agreement of Sale relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit (10)(f)(iv) to the Partnership's Current Report on Form 10-K for the quarter ended December 31, 1996, is incorporated herein by reference.

(g) Agreement to Purchase Loan Documents relating to the sale of first mortgage loan secured by Whispering Hills Apartments, Overland Park, Kansas is attached hereto.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Partnership's certifying accountant previously filed as Exhibit 16 to the Partnerships Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-13233) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the registrant for the quarter ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1997.

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



                              By: /s/Jayne A. Kosik
                                  ----------------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Mortgage Advisors-V, the General
                                  Partner


Date: May 14, 1997
      -----------------