Form 10-Q
period 1997-06-30
BALCOR PENSION INVESTORS V
filed 1997-08-12
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997            1996
                                            -------------- ---------------
Cash and cash equivalents                   $  10,101,574  $   67,655,936
Escrow deposits - restricted                       58,587          95,243
Accounts and accrued interest receivable        4,440,656         665,695
Prepaid expenses                                                   38,651
Deferred expenses, net of accumulated
  amortization of $133,699 in 1996                                196,549
                                            -------------- ---------------
                                               14,600,817      68,652,074
                                            -------------- ---------------
Investment in first mortgage loan
  receivable                                                    6,015,968

Less:
  Allowance for potential loan losses                           2,102,000
                                                           ---------------
Net investment in loan receivable                               3,913,968

Real estate held for sale (net of
  allowance of $2,711,056 in 1996)                              6,606,724
Investment in joint ventures - affiliates                       3,042,286
                                                           ---------------
                                                               13,562,978
                                            -------------- ---------------
                                            $  14,600,817  $   82,215,052
                                            ============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable       $     198,410  $      978,110
Due to affiliates                                 128,004         150,580
Other liabilities, principally escrow
  deposits and accrued real estate taxes                          145,394
Security deposits                                                  81,774
                                            -------------- ---------------
     Total liabilities                            326,414       1,355,858

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


Commitments and contingencies

Limited Partners' capital
  (439,305 Interests issued
  and outstanding)                             14,042,548      80,322,266
General Partner's capital                         231,855         536,928
                                            -------------- ---------------
     Total partners' capital                   14,274,403      80,859,194
                                            -------------- ---------------
                                            $  14,600,817  $   82,215,052
                                            ============== ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                  1997           1996
                                            -------------- ---------------
Income:
  Interest on loans receivable and
    investment in acquisition loan          $     236,661  $    2,965,711
  Less interest on loan payable -
    underlying mortgage                                           101,121
                                            -------------- ---------------
  Net interest income on loans receivable         236,661       2,864,590

  Interest on short-term investments              466,240         589,413
  Participation income                                             30,844
  Participation in income of
    joint ventures-affiliates                   1,291,292         217,642
  Recovery of losses on loans                   2,102,000       2,478,000
  Other income                                    342,000
                                            -------------- ---------------
    Total income                                4,438,193       6,180,489
                                            -------------- ---------------
Expenses:
  Loss (income) from operations of real
    estate held for sale                          144,221      (2,703,278)
  Provision for potential losses on loans                         511,415
  Amortization of deferred expenses               196,549          25,174
  Administrative                                  450,077         655,341
                                            -------------- ---------------
    Total expenses                                790,847      (1,511,348)
                                            -------------- ---------------
Income before equity in loss from
  investment in acquisition loan                3,647,346       7,691,837

Equity in loss from investment
  in acquisition loan                                             (39,016)
                                            -------------- ---------------
Net income                                  $   3,647,346  $    7,652,821
                                            ============== ===============
Net income allocated to General Partner              None  $      765,282
                                            ============== ===============
Net income allocated to Limited Partners    $   3,647,346  $    6,887,539
                                            ============== ===============
Net income per Limited Partnership
  Interest (439,305 issued and outstanding) $        8.30  $        15.68
                                            ============== ===============

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Distributions to General Partner            $     488,116  $      488,118
                                            ============== ===============
Settlement distribution to Limited Partners $      99,534            None
                                            ============== ===============
Distributions to Limited Partners           $  69,827,530  $    8,689,453
                                            ============== ===============
Distributions per Limited
  Partnership Interest                      $      158.95  $        19.78
                                            ============== ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997           1996
                                            -------------- ---------------
Income:
  Interest on loans receivable and
    investment in acquisition loan          $     107,473  $    1,922,182
  Less interest on loan payable -
    underlying mortgage                                            50,422
                                            -------------- ---------------
  Net interest income on loans receivable         107,473       1,871,760

  Interest on short-term investments              111,044         346,147
  Participation income                                             30,844
  Participation in income of
    joint ventures-affiliates                   1,198,593         112,763
  Recovery of losses on loans                   2,102,000       2,478,000
  Other income                                    342,000
                                            -------------- ---------------
    Total income                                3,861,110       4,839,514
                                            -------------- ---------------
Expenses:
  Loss (income) from operations of real
    estate held for sale                           42,277      (1,351,494)
  Provision for potential losses on loans                         511,415
  Amortization of deferred expenses                                15,139
  Administrative                                  159,386         486,487
                                            -------------- ---------------
    Total expenses                                201,663        (338,453)
                                            -------------- ---------------
Income before equity in loss from
  investment in acquisition loan                3,659,447       5,177,967

Equity in loss from investment
  in acquisition loan                                             (19,508)
                                            -------------- ---------------
Net income                                  $   3,659,447  $    5,158,459
                                            ============== ===============
Net income allocated to General Partner     $       1,210  $      515,846
                                            ============== ===============
Net income allocated to Limited Partners    $   3,658,237  $    4,642,613
                                            ============== ===============
Net income per Limited Partnership
  Interest (439,305 issued and outstanding) $        8.32  $        10.57
                                            ============== ===============

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)



Distribution to General Partner             $     244,057  $      244,059
                                            ============== ===============
Distribution to Limited Partners            $  14,475,100  $    6,492,928
                                            ============== ===============
Distribution per Limited
  Partnership Interest                      $       32.95  $        14.78
                                            ============== ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997           1996
                                            -------------- ---------------
Operating activities:
  Net income                                $   3,647,346  $    7,652,821
  Adjustments to reconcile net income
    to net cash provided
    by operating activities:
    Equity in loss from investment
      in acquisition loan                                          39,016
    Participation in income of
     joint  ventures - affiliates              (1,291,292)       (217,642)
    Recovery of losses on loans                (2,102,000)     (2,478,000)
    Provision for potential  losses on loans                      511,415
    Amortization of deferred expenses             196,549          25,174
    Payment of leasing commissions                               (102,100)
    Collection of interest
      income due at maturity                    2,115,968         452,768
    Net change in:
      Escrow deposits - restricted                 36,656         (39,689)
      Accounts and accrued
        interest receivable                       401,105        (335,562)
      Prepaid expenses                             38,651        (224,181)
      Accounts and accrued interest payable      (779,700)        (37,328)
      Due to affiliates                           (22,576)         22,297
      Other liabilities                          (145,394)          5,643
      Security deposits                           (81,774)         (1,466)
                                            -------------- ---------------
  Net cash provided by operating activities     2,013,539       5,273,166
                                            -------------- ---------------
Investing activities:
  Capital contributions to joint
    ventures - affiliates                                         (22,759)
  Distributions from joint
    ventures - affiliates                         157,512         268,290
  Collection of principal
    payments on loans receivable                3,900,000      14,700,000
  Improvements to real estate                                    (161,002)
  Proceeds from sale of real estate             6,900,000
  Costs incurred in connection with
    the sale of real estate                      (293,276)
                                            -------------- ---------------
  Net cash provided by investing activities    10,664,236      14,784,529
                                            -------------- ---------------

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Financing activities:
  Distributions to Limited Partners           (69,927,064)     (8,689,453)
  Distributions to General Partner               (488,116)       (488,118)
  Contribution from General Partner               183,043
  Principal payments on loan payable
    - underlying mortgage                                         (20,482)
                                            -------------- ---------------
  Net cash used in financing activities       (70,232,137)     (9,198,053)
                                            -------------- ---------------
Net change in cash and cash equivalents       (57,554,362)     10,859,642
Cash and cash equivalents
  at beginning of period                       67,655,936      17,680,262
                                            -------------- ---------------
Cash and cash equivalents at end of period  $  10,101,574  $   28,539,904
                                            ============== ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) A reclassification has been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, eight properties were sold including one in which the Partnership held a minority joint venture interest. During January and May 1997, the Partnership sold the Harbor Bay office building and the Meadow Run Apartments loan was repaid, respectively. In addition, the Partnership's remaining investment, the loan collateralized by the Whispering Hills Apartments in which the Partnership held a minority joint venture interest, was sold during June 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 8 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last investment being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $   94,048     $ 57,527   $ 123,114
   Mortgage servicing fees               5,219        None        4,890

The General Partner made a contribution to the Partnership of $183,043 in connection with the settlement of certain litigation as further discussed in
Note 7 of Notes to Financial Statements.

4. Repayment of Loan Receivable:

The Meadow Run Apartments $3,900,000 first mortgage loan receivable was repaid in full during May 1997. The Partnership received $6,015,968 including accrued interest of $2,115,968 which was included in the loan balance. The Partnership recognized a recovery of $2,102,000 upon repayment of the loan.

5.  Disposition of Property Acquired Through Foreclosure:

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

6. Investment in Joint Ventures - Affiliates:

a) The Partnership had classified the Whispering Hills Apartments first mortgage loan investment as an investment in joint venture - affiliate. This investment represented a joint venture between the Partnership and an affiliate. Profits and losses were allocated 25% to the Partnership and 75% to the affiliate. During June 1997, the joint venture sold the loan for $17,200,000. From the proceeds of the sale, the joint venture paid $750,000 to the borrower in accordance with the amendment to the modified loan agreement and $393,305 in selling costs. In July 1997, the Partnership received a distribution of $4,176,066 which represented its share of sales proceeds and second quarter property operations. This amount is included in accounts receivable in the financial statements at June 30, 1997. For financial statement purposes, the joint venture recognized a gain of $1,793,261, of which $1,130,640 represents the Partnership's share. The following information has been summarized from the financial statements of the joint venture:

                                                             1997
                                                         ------------
   Total income                                           $ 1,237,046
   Gain on sale                                             1,793,261
   Net income                                                 642,612

b) The 45 West 45th Street Office Building was owned by a joint venture and three affiliates. During November 1996, the joint venture sold the property. Pursuant to the sale agreement, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share of the proceeds was $108,701.

7. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors-V, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $183,043 to the Partnership from which the plaintiffs' counsel received $18,304 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $164,739 ($0.38 per $500 Interest) to members of the class pursuant to the settlement. Of the remaining settlement amount, $99,534 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $65,205 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

8. Contingency:

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

9.  Subsequent Event:

In July 1997, the Partnership made a distribution of $6,194,201 ($14.10 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Cash Flow of $5.00 per Interest for the second quarter of 1997 and a special distribution from Mortgage Reductions of $9.10 per Interest primarily from proceeds received from the Meadow Run Apartments loan repayment.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans, first mortgage loans and, to a lesser extent, junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-four loans. During January and May 1997, the Partnership sold the Harbor Bay office building and the Meadow Run Apartments loan was repaid, respectively. In addition, the Partnership's remaining investment, the loan collateralized by the Whispering Hills Apartments, in which the Partnership held a minority joint venture interest, was sold during June 1997. As of June 30, 1997, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Due primarily to property sales and loan repayments in 1997 and 1996, the Partnership generated decreased net income during the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. This decrease was partially offset by the recognition of the Partnership's share of the gain from the sale of the Whispering Hills Apartments loan in June 1997, which is included in participation in income of joint venture-affiliate. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

Net interest income on loans receivable decreased in 1997 as compared to 1996 due primarily to the repayments of the Meadow Run Apartments loan receivable in 1997 and the Seven Trails Apartments wrap-around loan receivable in 1996, and the sales of The Glen Apartments loan receivable and the Noland Fashion Square acquisition loan in 1996.

Due to higher average cash balances in 1996 resulting from the repayment of the Seven Trails Apartments loan in April of 1996, interest income on short-term investments decreased during 1997 as compared to 1996.

The Partnership recognized participation income of $30,844 on The Glen and Meadow Run Apartments loans during 1996.

Participation in joint ventures with affiliates represents the Partnership's share of the property operations from the Whispering Hills Apartments and the 45 West 45th Street Office Building, which was sold in November 1996. Primarily as a result of the gain recognized on the sale of the Whispering Hills Apartments in June 1997, participation in income of joint ventures with affiliates increased during 1997 as compared to 1996.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision of $511,415 related to the Noland Fashion Square acquisition loan during 1996. The Partnership recognized recoveries of $2,102,000 and $2,478,000 relating to the Meadow Run and Seven Trails apartment complexes loans during 1997 and 1996, respectively. In addition, an allowance of $2,711,056 related to the Harbor Bay office building was written off in connection with the sale of the property during 1997.

The Partnership recognized other income of $342,000 during 1997 in connection with insurance proceeds received due to fire damage incurred at the Huntington Meadows Apartments during February 1996.

Income or loss from operations of real estate held for sale represents net property operations generated by the properties the Partnership acquired through foreclosure. Due to the sales of seven properties in 1996 and the sale of the Harbor Bay office building in January 1997, a loss was generated in 1997 as compared to income during 1996. The loss in 1997 resulted primarily from the payment of expenses related to properties sold during 1996 and expenses related to the Harbor Bay office building which was sold in January 1997.

In connection with the sale of the Harbor Bay office building during the quarter ended March 31, 1997, the Partnership wrote-off the remaining unamortized leasing commissions related to the property which resulted in an increase in amortization expense during the six months ended June 30, 1997 and the cessation of amortization expense during the quarter ended June 30, 1997 as compared to the same periods in 1996.

Consulting, printing and postage costs incurred in connection with a response to a tender offer during the second quarter of 1996 resulted in a decrease in administrative expenses of approximately $185,000 during 1997 as compared to 1996. This decrease was partially offset by an increase of approximately $65,000 due to a payment made by the General Partner in connection with the settlement of a class action lawsuit to investors who previously sold their Interests in the Partnership which was classified as an administrative expense. See Note 7 of Notes to Financial Statements for additional information.

The Partnership recognized equity in loss from investment in acquisition loan during 1996 in connection with the Noland Fashion Square acquisition loan which was sold in August 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $57,554,000 as of June 30, 1997 when compared to December 31, 1996 primarily due to special distributions made to Partners in January and April 1997. Cash of approximately $2,014,000 was generated by operating activities primarily from interest income from the Partnership's loan receivable, short-term investments and insurance proceeds. These receipts were partially offset by the payment of expenses related to sold properties and administrative expenses. The Partnership's investing activities generated cash of approximately $10,664,000, primarily from the sale of the Harbor Bay office building and the Meadow Run Apartments loan repayment. Cash of approximately $70,232,000 was used in financing activities consisting primarily of distributions to Partners.

During 1996, eight of the Partnership's properties were sold including one in which the Partnership held a minority joint venture interest. During January and May 1997, the Partnership sold the Harbor Bay office building and the Meadow Run Apartments loan was repaid, respectively. In addition, the Partnership's remaining investment, the loan collateralized by the Whispering Hills Apartments in which the Partnership held a minority joint venture interest was sold during June 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 8 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last investment being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In January 1997, the Partnership sold the Harbor Bay office building in an all cash sale for $6,900,000. From the proceeds of the sale the Partnership paid $293,276 in selling costs. The net proceeds were distributed to the Limited Partners in April 1997. See Note 5 of Notes to the Financial Statements for additional information.

The Meadow Run Apartments first mortgage loan receivable was repaid in full in May 1997. The loan matured in July 1996 and was extended until December 1996. The borrower continued to make monthly payments on the loan until it was repaid. The Partnership received proceeds of $6,015,968 consisting of funds advanced of $3,900,000 and additional interest income of $2,115,968. The proceeds were distributed to the Limited Partners in July 1997. See Note 4 of Notes to Financial Statements for additional information.

The loan collateralized by the Whispering Hills Apartments, which was accounted for as an investment in joint venture, was owned by a joint venture consisting of the Partnership and an affiliate. In June 1997, the joint venture sold the loan in an all cash sale for $17,200,000. From the proceeds of the sale, the joint venture paid $750,000 to the borrower in accordance with the amendment to the modified loan agreement and $393,305 in selling costs. The net proceeds of the sale were $16,056,695, of which $4,014,174 was the Partnership's share. This amount was received in July 1997 and is included in accounts receivable in the financial statements at June 30, 1997. Available proceeds are expected to be distributed to Limited Partners in October 1997. See Note 6 of Notes to the Financial Statements for additional information.

Pursuant to the sale agreement for the Huntington Meadows Apartments, $200,000 was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released in full. Also, pursuant to the sale agreement for the 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest, $500,000 was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share of the proceeds was $108,701.

In February 1997, the General Partner made a settlement payment of $164,739 ($.38 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al.
v. Balcor Pension Investors-V, et. al. class action lawsuit. The General Partner made a contribution of $183,043 to the Partnership of which the plaintiff's counsel received $18,304 pursuant to the settlement agreement. Of the remaining settlement amount, $99,534 was paid to the original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $65,205 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In July 1997, the Partnership paid a distribution of $6,194,201 ($14.10 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow of $5.00 per Interest for the second quarter of 1997 and a special distribution from Mortgage Reductions of $9.10 per Interest primarily from proceeds received from the Meadow Run Apartments loan repayment. Including the July 1997 distribution, Limited Partners have received cash distributions totaling $772.95 per $500 Interest. Of this amount, $425.12 has been Cash Flow from operations and $347.83 represents a return of Original Capital. In July 1997, the Partnership also paid $183,044 to the General Partner as its distributive share of Cash Flow for the second quarter of 1997 and made a contribution to the Early Investment Incentive Fund of $61,015. The available proceeds from the sale of the Whispering Hills Apartments loan are expected to be distributed in October 1997. Since all of the Partnership's properties and loans have been sold or repaid, no additional regular quarterly distributions are expected. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5. Other Information
-------------------------

Whispering Hills Apartments
---------------------------

As previously reported, on May 6, 1997, the first mortgage loan funded by the Partnership and an affiliate (together, the "Participants") and collateralized by the Whispering Hills Apartments, Overland Park, Kansas (the "Property") was contracted to be sold by the Participants to the current owners of the Property (the "Owners"). The sale price was $17,200,000. The Participants had participating percentages in the loan of 25% and 75%, respectively. The Owners assigned their interest in the agreement of sale to Metropolitan Life Insurance Company ("Metropolitan"), and on June 30, 1997, the sale of the loan closed.

From the proceeds of the sale, the Participants paid closing costs of $49,305 and $344,000 as a sale commission to an unaffiliated party which provided property management services for other properties owned by the Partnership. In addition, pursuant to the terms of the 1989 loan modification agreement and the 1991 amendment to the loan modification agreement, the Participants made a payment of $750,000 to the borrower out of the proceeds of the sale. The Participants received the remaining proceeds of $16,056,695. The Partnership's share of the total net proceeds is $4,014,174. In addition to the sale price, the Participants received $77,000 representing the Property's net cash flow for the period May 1, 1997 through the closing date, of which $19,250 represents the Partnership's share.

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

(g)(i) Agreement to Purchase Loan Documents relating to the sale of first mortgage loan secured by Whispering Hills Apartments, Overland Park, Kansas previously filed as Exhibit 10(g) to the Registrant's Current Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement to Purchase Loan Documents related to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, is attached hereto.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Partnership's certifying accountant previously filed as Exhibit 16 to the Partnerships Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-13233) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the registrant for the quarter ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1997.

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



                              By:  /s/ Jayne A. Kosik
                                  ----------------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Mortgage Advisors-V, the General
                                  Partner


Date:  August 12, 1997
      ------------------