Form 10-Q
period 1997-09-30
BALCOR PENSION INVESTORS V
filed 1997-11-05
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                1997            1996
                                          --------------- ---------------
Cash and cash equivalents                 $    8,085,835  $   67,655,936
Escrow deposits - restricted                                      95,243
Accounts and accrued interest receivable          92,741         665,695
Prepaid expenses                                                  38,651
Deferred expenses, net of accumulated
  amortization of $133,699 in 1996                               196,549
                                          --------------- ---------------
                                               8,178,576      68,652,074
                                          --------------- ---------------
Investment in first mortgage loan
  receivable:                                                  6,015,968

Less:
  Allowance for potential loan losses                          2,102,000
                                                          ---------------
Net investment in loan receivable                              3,913,968

Real estate held for sale (net of
  allowance of $2,711,056 in 1996)                             6,606,724
Investment in joint ventures - affiliates                      3,042,286
                                                          ---------------
                                                              13,562,978
                                          --------------- ---------------
                                          $    8,178,576  $   82,215,052
                                          =============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued interest payable     $      167,300  $      978,110
Due to affiliates                                120,068         150,580
Other liabilities, principally escrow
  deposits and accrued real estate taxes                         145,394
Security deposits                                                 81,774
                                          --------------- ---------------
     Total liabilities                           287,368       1,355,858

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)

                                                1997            1996
                                          --------------- ---------------
Commitments and contingencies

Limited Partners' capital (439,305
  Interests issued and outstanding)            7,784,314      80,322,266
General Partner's capital                        106,894         536,928
                                          --------------- ---------------
     Total partners' capital                   7,891,208      80,859,194
                                          --------------- ---------------
                                          $    8,178,576  $   82,215,052
                                          =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                          --------------- ---------------
Income:
  Interest on loans receivable and
    investment in acquisition loan        $      236,661  $    3,344,802
  Less interest on loans payable -
    underlying mortgages                                         151,308
                                          --------------- ---------------
  Net interest income on loans
    receivable                                   236,661       3,193,494

  Interest on short-term investments             574,490         821,938
  Participation income                                            35,495
  Participation in income of
    joint ventures-affiliates                  1,291,292         324,516
  Recovery of losses on loans                  2,102,000       2,478,000
  Other income                                   511,780
                                          --------------- ---------------
    Total income                               4,716,223       6,853,443
                                          --------------- ---------------
Expenses:
  Loss (income) from operations of real
    estate held for sale                         261,843      (3,875,433)
  Provision for potential losses on
    loans and real estate                                      1,511,415
  Amortization of deferred expenses              196,549          40,315
  Administrative                                 555,421         955,011
                                          --------------- ---------------
    Total expenses                             1,013,813      (1,368,692)
                                          --------------- ---------------
Income before equity in loss from
  investment in acquisition loan               3,702,410       8,222,135

Equity in loss from investment
  in acquisition loan                                            (52,021)
                                          --------------- ---------------
Net income                                $    3,702,410  $    8,170,114
                                          =============== ===============
Net income allocated to General Partner   $      119,097  $      817,011
                                          =============== ===============
Net income allocated to Limited Partners  $    3,583,313  $    7,353,103
                                          =============== ===============

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                1997            1996
                                          --------------- ---------------
Net income per Limited Partnership
  Interest (439,305 issued and
  outstanding)                            $         8.16  $        16.74
                                          =============== ===============
Distributions to General Partner          $      732,174  $    1,116,324
                                          =============== ===============
Settlement distribution to Limited
  Partners                                $       99,534            None
                                          =============== ===============
Distributions to Limited Partners         $   76,021,731  $   27,017,257
                                          =============== ===============
Distributions per Limited
  Partnership Interest                    $       173.05  $        61.50
                                          =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                          --------------- ---------------
Income:
  Interest on loans receivable and
    investment in acquisition loan                        $      379,091
  Less interest on loans payable -
    underlying mortgages                                          50,187
                                                          ---------------
  Net interest income on loans
    receivable                                                   328,904

  Interest on short-term investments      $      108,250         232,525
  Participation income                                             4,651
  Participation in income of
    joint ventures-affiliates                                    106,874
  Other income                                   169,780
                                          --------------- ---------------
    Total income                                 278,030         672,954
                                          --------------- ---------------
Expenses:
  Loss (income) from operations of real
    estate held for sale                         117,622      (1,172,155)
  Provision for potential losses on
    loans and real estate                                      1,000,000
  Amortization of deferred expenses                               15,141
  Administrative                                 105,344         299,670
                                          --------------- ---------------
    Total expenses                               222,966         142,656
                                          --------------- ---------------
Income before equity in loss from
  investment in acquisition loan                  55,064         530,298

Equity in loss from investment
  in acquisition loan                                            (13,005)
                                          --------------- ---------------
Net income                                $       55,064  $      517,293
                                          =============== ===============
Net income allocated to General Partner   $      119,097  $       51,729
                                          =============== ===============
Net (loss) income allocated to
  Limited Partners                        $      (64,033) $      465,564
                                          =============== ===============

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                1997            1996
                                          --------------- ---------------
Net (loss) income per Limited
  Partnership Interest (439,305
  issued and outstanding)                 $        (0.14) $         1.06
                                          =============== ===============
Distribution to General Partner           $      244,058  $      628,206
                                          =============== ===============
Distribution to Limited Partners          $    6,194,201  $   18,327,804
                                          =============== ===============
Distribution per Limited
  Partnership Interest                    $        14.10  $        41.72
                                          =============== ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                               1997            1996
                                          --------------- ---------------
Operating activities:
  Net income                              $    3,702,410  $    8,170,114
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Equity in loss from investment
      in acquisition loan                                         52,021
    Participation in income of
      joint ventures - affiliates             (1,291,292)       (324,516)
    Recovery of losses on loans               (2,102,000)     (2,478,000)
    Provision for potential losses on
      loans and real estate                                    1,511,415
    Amortization of deferred expenses            196,549          40,315
    Payment of leasing commissions                              (102,100)
    Collection of interest
      income due at maturity                   2,115,968         452,768
    Net change in:
      Escrow deposits - restricted                95,243         (46,397)
      Accounts and accrued
        interest receivable                      572,954         (15,950)
      Prepaid expenses                            38,651        (113,954)
      Accounts and accrued
        interest payable                        (810,810)        (56,210)
      Due to affiliates                          (30,512)         52,578
      Other liabilities                         (145,394)        476,342
      Security deposits                          (81,774)           (429)
                                          --------------- ---------------
  Net cash provided by operating
    activities                                 2,259,993       7,617,997
                                          --------------- ---------------
Investing activities:
  Proceeds from sale of acquisition loan                       7,226,945
  Costs incurred in connection with
    the sale of acquisition loan                                (100,810)
  Capital contributions to joint
    ventures - affiliates                                        (22,759)
  Distributions from joint
    ventures - affiliates                      4,333,578         394,663
  Collection of principal
    payments on loans receivable               3,900,000      14,700,000
  Improvements to real estate                                   (491,273)
  Proceeds from sale of real estate            6,900,000
  Costs incurred in connection with
    the sale of real estate                      (293,276)
                                          --------------- ---------------

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                               1997            1996
                                          --------------- ---------------

  Net cash provided by investing
    activities                                 14,840,302      21,706,766
                                          --------------- ---------------
Financing activities:
  Distributions to Limited Partners          (76,121,265)    (27,017,257)
  Distributions to General Partner              (732,174)     (1,116,324)
  Contribution from General Partner              183,043
  Principal payments on loans payable
    - underlying mortgages                                       (31,014)
                                          --------------- ---------------
  Net cash used in financing activities      (76,670,396)    (28,164,595)
                                          --------------- ---------------

Net change in cash and cash equivalents      (59,570,101)      1,160,168
Cash and cash equivalents at
  beginning of period                         67,655,936      17,680,262
Cash and cash equivalents                 --------------- ---------------
  at end of period                        $    8,085,835  $   18,840,430
                                          =============== ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and the Limited Partners to appropriately reflect their respective economic interests as provided for in the Partnership Agreement, the income (loss) allocation between the partners have been adjusted for financial statement purposes in 1997.

(b) A reclassification has been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, eight properties were sold, including one in which the Partnership held a minority joint venture interest. During January and May 1997, the Partnership sold the Harbor Bay office building and the Meadow Run Apartments loan receivable was repaid, respectively. In addition, the Partnership's remaining investment, the loan collateralized by the Whispering Hills Apartments, in which the Partnership held a minority joint venture interest, was sold during June 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 9 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last investment being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $   117,523   $ 23,475     $ 120,068
   Mortgage servicing fees               10,927      5,708          None

The General Partner made a contribution to the Partnership of $183,043 in connection with the settlement of certain litigation as further discussed in
Note 8 of Notes to Financial Statements.

4. Repayment of Loan Receivable:

The Meadow Run Apartments $3,900,000 first mortgage loan receivable was repaid in full during May 1997. The Partnership received $6,015,968 including accrued interest of $2,115,968, which was included in the loan balance. The Partnership recognized a recovery of $2,102,000 upon repayment of the loan.

5.  Disposition of Property Acquired Through Foreclosure:

In January 1997, the Partnership sold the Harbor Bay office building in an all cash sale for $6,900,000. From the proceeds of the sale, the Partnership paid $293,276 in selling costs. The basis of the property was $9,317,780. For financial statement purposes, the Partnership did not recognize a gain or loss on the sale of this property. The Partnership wrote off $2,711,056 of the basis against the previously established allowance.

6. Investment in Joint Ventures - Affiliates:

a) The Partnership had classified the Whispering Hills Apartments first mortgage loan investment as an investment in joint venture - affiliate. This investment represented a joint venture between the Partnership and an affiliate. Profits and losses were allocated 25% to the Partnership and 75% to the affiliate. During June 1997, the joint venture sold the loan for $17,200,000. From the proceeds of the sale, the joint venture paid $750,000 to the borrower in accordance with an amendment to the modified loan agreement and $393,305 in selling costs. For financial statement purposes, the joint venture recognized a gain of $1,793,261, of which $1,130,640 represents the Partnership's share. The following information has been summarized from the financial statements of the joint venture for the nine months ended September 30, 1997:
                                                             1997
                                                         ------------
   Total income                                            $1,237,046
   Gain on sale                                             1,793,261
   Net income                                                 642,612

b) The 45 West 45th Street Office Building was owned by a joint venture with three affiliates. During November 1996, the joint venture sold the property. Pursuant to the sale agreement, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share of the proceeds was $108,701.

7. Other Income:

The Partnership recognized other income of $342,000 during 1997 in connection with insurance proceeds received due to fire damage incurred at the Huntington Meadows Apartments during February 1996. Additionally, the Partnership recognized other income of $169,780 relating to prior year real estate tax refunds received in 1997 for the Harbor Bay office building, which was sold in 1997.

8. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors-V, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $183,043 to the Partnership from which the plaintiffs' counsel received $18,304 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $164,739 ($0.38 per $500 Interest) to members of the class pursuant to the settlement. Of the remaining settlement amount, $99,534 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $65,205 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $173,217 was the Partnership's share. The settlement had no material impact on the Partnership.

9. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. This action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

10. Subsequent Event:

In October 1997, the Partnership made a distribution of $4,019,641 ($9.15 per Interest) to the holders of Limited Partnership Interests representing a special distribution from Mortgage Reductions primarily from the sale of the loan collateralized by the Whispering Hills Apartments.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans, first mortgage loans and, to a lesser extent, junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-four loans. During January and May 1997, respectively, the Partnership sold the Harbor Bay office building and the Meadow Run Apartments loan receivable was repaid. In addition, the Partnership's remaining investment, the loan collateralized by the Whispering Hills Apartments, in which the Partnership held a minority joint venture interest, was sold during June 1997. As of September 30, 1997, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Due primarily to property sales and loan repayments in 1997 and 1996, the Partnership recognized decreased net income during the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. This decrease was partially offset by the recognition of the Partnership's share of the gain from the sale of the Whispering Hills Apartments loan in June 1997, which is included in participation in income of joint ventures-affiliates. The Partnership also recognized provisions and recoveries of losses related to its loans and real estate held for sale during 1997 and 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

Net interest income on loans receivable decreased during the nine months ended September 30, 1997 as compared to the same period in 1996 due primarily to the repayments of the Meadow Run Apartments loan receivable in May 1997 and the Seven Trails Apartments wrap-around loan receivable in April 1996, and the sales of the Noland Fashion Square acquisition loan and The Glen Apartments loan receivable in August and December 1996, respectively. Net interest income on loans receivable decreased during the quarter ended September 30, 1997 as compared to the same period in 1996 primarily as a result of the repayment of the Meadow Run Apartments loan receivable in May 1997 and the sale of The Glen Apartments loan receivable in December 1996.

Due to higher average cash balances in 1996 resulting from the investment of the proceeds from the repayments of the Seven Trails Apartments loan and the Noland Fashion Square acquisition loan in April and August 1996, respectively, prior to distribution to Limited Partners, interest income on short-term investments decreased during 1997 as compared to 1996.

The Partnership recognized participation income of $35,495 on The Glen Apartments and Meadow Run Apartments loan receivables during 1996.

Participation in joint ventures with affiliates represents the Partnership's share of property operations from the Whispering Hills Apartments and the 45 West 45th Street Office Building, which was sold in November 1996. Primarily as a result of the gain recognized on the sale of the Whispering Hills Apartments in June 1997, participation in income of joint ventures with affiliates increased during the nine months ended September 30, 1997 as compared to the same period in 1996. Participation in income of joint ventures ceased during the quarter ended September 30, 1997.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision of $511,415 related to the Noland Fashion Square acquisition loan and a provision of $1,000,000 related to its real estate held for sale to provide for a change in the estimate of the fair value of certain properties during 1996. The Partnership recognized recoveries of $2,102,000 and $2,478,000 relating to the Meadow Run Apartments and Seven Trails Apartments loans during 1997 and 1996, respectively. In addition, an allowance of $2,711,056 related to the Harbor Bay office building was written off in connection with the sale of the property during 1997.

The Partnership recognized other income of $342,000 during 1997 in connection with insurance proceeds received due to fire damage incurred at the Huntington Meadows Apartments during February 1996. Additionally, the Partnership recognized other income of $169,780 relating to prior year real estate tax refunds received in 1997 for the Harbor Bay office building, which was sold in 1997.

Income or loss from operations of real estate held for sale represents net property operations generated by the properties the Partnership acquired through foreclosure. Due to the sales of seven properties in 1996 and the sale of the Harbor Bay office building in January 1997, a loss was generated in 1997 as compared to income during 1996. The loss in 1997 resulted primarily from the payment of expenses related to properties sold during 1996 and expenses related to the Harbor Bay office building, which was sold in January 1997.

In connection with the sale of the Harbor Bay office building in January 1997, the Partnership wrote off the remaining unamortized leasing commissions related to the property, which resulted in an increase in amortization expense during the nine months ended September 30, 1997 and the cessation of amortization expense during the quarter ended September 30, 1997 as compared to the same periods in 1996.

The Partnership incurred higher consulting, legal, postage and printing costs in connection with its response to a tender offer and related litigation during the second quarter of 1996. In addition, portfolio management fees decreased, resulting in a decrease in administrative expenses during 1997 as compared to 1996. This decrease was partially offset by an increase of approximately $65,000 relating to a payment made by the General Partner in connection with the settlement of a class action lawsuit to investors who had previously sold their Interests in the Partnership, which was classified as an administrative expense. See Note 8 of Notes to Financial Statements for additional information.

The Partnership recognized equity in loss from investment in acquisition loan during 1996 in connection with the Noland Fashion Square acquisition loan, which was sold in August 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $59,570,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to special distributions made to Partners in January, April and July 1997. Cash flow of approximately $2,260,000 was provided by the Partnership's operating activities consisting primarily of interest income from the Partnership's loan receivable and short-term investments, real estate tax refunds and insurance proceeds, which were partially offset by the payment of expenses on sold properties and administrative expenses. The Partnership's investing activities generated cash of approximately $14,840,000, primarily from the sale of the Harbor Bay office building, the repayment of the Meadow Run Apartments loan receivable and receipt of distributions from joint ventures - affiliates primarily in connection with the sale of the Whispering Hills Apartments. Cash of approximately $76,670,000 was used in financing activities consisting primarily of distributions to Partners.

During 1996, eight of the Partnership's properties were sold including one in which the Partnership held a minority joint venture interest. During January and May 1997, the Partnership sold the Harbor Bay office building and the Meadow Run Apartments loan was repaid, respectively. In addition, the Partnership's remaining investment, the loan collateralized by the Whispering Hills Apartments, in which the Partnership held a minority joint venture interest, was sold during June 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 9 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last investment being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

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

The loan collateralized by the Whispering Hills Apartments, which was accounted for as an investment in joint venture, was owned by a joint venture consisting of the Partnership and an affiliate. In June 1997, the joint venture sold the loan in an all cash sale for $17,200,000. From the proceeds of the sale, the joint venture paid $750,000 to the borrower in accordance with an amendment to the modified loan agreement and $393,305 in selling costs. The net proceeds of the sale were $16,056,695, of which $4,014,174 was the Partnership's share and was received in July 1997. The proceeds were distributed to the Limited Partners in October 1997. See Note 6 of Notes to Financial Statements for additional information.

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

In February 1997, the General Partner made a settlement payment of $164,739 ($0.38 per Interest)to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al.
v. Balcor Pension Investors-V, et. al. class action lawsuit. The General Partner made a contribution of $183,043 to the Partnership, of which the plaintiff's counsel received $18,304 pursuant to the settlement agreement. Of the remaining settlement amount, $99,534 was paid to the original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $65,205 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnershps included in the lawsuit to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $173,217 was the Partnership's share. See Note 8 of Notes to Financial Statements for additional information.

In October 1997, the Partnership paid a distribution of $4,019,641 ($9.15 per Interest) to the holders of Limited Partnership Interests representing a special distribution from Mortgage Reductions primarily from the sale of the loan collateralized by the Whispering Hills Apartments. Including the October 1997 distribution, Limited Partners have received cash distributions totaling $782.10 per $500 Interest. Of this amount, $425.12 has been Cash Flow from operations and $356.98 represents a return of Original Capital. Since all of the Partnership's properties and loans have been sold or repaid, no additional regular quarterly distributions are expected. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 dated January 16, 1984 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-87662) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Current Report on Form 10-Q for the quarter ended September 31, 1992 (Commission File No. 0-13233), are incorporated herein by reference.

(10)(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (2)(a)(i) to the Registrant's Current Report on Form 8-K dated September 17, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (2)(a)(ii) to the Registrant's Current Report on Form 8-K dated September 17, 1996, is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (99)(b) to the Registrant's Current Report on Form 8-K dated October 3, 1996, is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale relating to the sale of Granada Apartments, Tampa, Florida previously filed as Exhibit (10)(a)(iv) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachments thereto relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (2)(b)(i) to the Registrant's Current Report on Form 8-K dated September 17, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (2)(b)(ii) to the Partnership's Current Report on Form 8-K dated September 17, 1996, is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the Plantation Apartments, Tampa, Florida previously filed as Exhibit (99)(c) to the Registrant's Current Report on Form 8-K dated October 3, 1996, is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale relating to the sale of Plantation Apartments, Tampa, Florida previously filed as Exhibit (10)(b)(iv) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachments thereto relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(2)(c)(i) to the Registrant's Current Report on Form 8-K dated September 17, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(2)(c)(ii) to the Registrant's Current Report on Form 8-K dated September 17, 1996, is incorporated herein by reference.

(iii) Letter Agreement dated October 7, 1996, relating to the sale of the The Glades on Ulmerton Apartments, Largo, Florida previously filed as Exhibit
(99)(d) to the Registrant's Current Report on Form 8-K dated October 3, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachments thereto relating to the sale of the Union Tower office building, Lakewood, Colorado previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated October 10, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the Union Tower office building, Lakewood, Colorado previously filed as Exhibit
(10)(d)(ii) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(e) Purchase and Sale Agreement relating to the sale of the first mortgage loan secured by The Glen Apartments, Fairfax County, Virginia previously filed as Exhibit (10)(e) to the Registrant's Current Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(f)(i) Agreement of Sale and attachments thereto relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated December 6, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated December 6, 1996, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit
(10)(f)(iii) to the Registrant's Current Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(iv) Third Amendment to Agreement of Sale relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit (10)(f)(iv) to the Registrant's Current Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(g)(i) Agreement to Purchase Loan Documents relating to the sale of the first mortgage loan secured by the Whispering Hills Apartments, Overland Park, Kansas previously filed as Exhibit 10(g) to the Registrant's Current Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement to Purchase Loan Documents related to the sale of the first mortgage loan secured by the Whispering Hills Apartments, Overland Park, Kansas previously filed as Exhibit 10 (g)(ii) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the registrant for the nine months ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1997.

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


Date: November 3, 1997
      ------------------