Form 10-K
period 1997-12-31
BALCOR PENSION INVESTORS V
filed 1998-03-27
CIK 732350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Pension Investors-V (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $219,652,500 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments and the sale and repayment of its loans receivable for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant originally funded thirty-five loans. A portion of the Mortgage Reductions generated by loan repayments was reinvested in five additional loans and a second funding on an existing loan. Ten properties were acquired through foreclosure and two loans were reclassified as investments in joint ventures with affiliates. The Registrant has since disposed of all of these investments.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold seven properties and one loan receivable and had one loan receivable repaid. In addition, the property and the acquisition loan, in which the Registrant held minority joint venture interests, were sold by the joint ventures during 1996. During January 1997, the Registrant sold the Harbor Bay office building and during May 1997, the Meadow Run Apartments loan receivable was repaid. In addition, the Registrant's remaining investment, the loan collateralized by the Whispering Hills Apartments, in which the Registrant held a minority joint venture interest, was sold during June 1997. The Registrant has retained a portion of the cash from the sales to satisfy obligations of the Registrant, as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3, Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last investment being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

In January 1997, the Registrant sold the Harbor Bay office building in an all cash sale for $6,900,000. During May 1997, the Meadow Run Apartments $3,900,000 first mortgage loan receivable was repaid in full. In addition, in June 1997, the loan collateralized by the Whispering Hills Apartments, in which the Registrant held a minority joint venture interest, was sold in an all cash sale for $17,200,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

The Registrant no longer has an ownership interest in any real estate. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Mortgage Advisors-V, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3.  Legal Proceedings
--------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint for failure to state a cause of action. On January 7, 1997, the

Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter for failure to state a cause of action, with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Plaintiff's brief was filed with the Appellate Court in September 1997. Defendants filed their reply briefs in January 1998. Oral arguments before the Appellate Court were held on March 18, 1998. The Appellate Court is expected to issue its opinion in the spring of 1998, although there can be no assurances on such date.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

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

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 37,748.

Item 6. Selected Financial Data
-------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1997        1996        1995        1994        1993
                    ----------  ----------  ----------  ----------  ----------

Total income        $4,786,726  $9,139,235 $9,205,295   $8,776,074  $17,001,542
Recovery of
  losses on loans,
  real estate and
  accrued inter-
  est receivable     2,102,000   3,672,819  1,600,000         None         None
Provision for
  losses on loans,
  real estate and
  accrued inter-
  est receivable          None   1,499,518  1,117,110         None    6,755,000
Income before gains
  on sales of
  assets             3,798,337  10,373,926  12,145,083  10,835,098   10,335,746
Net income           3,798,337  20,049,845  12,145,083  10,835,098   10,335,746
Net income per
  Limited Partner-
  ship Interest -
  Basic and Diluted       8.34       32.10       24.88       22.20        21.17
Total assets         4,073,673  82,215,052  99,679,564 117,976,309  120,700,542
Mortgage notes
  payable                 None        None        None        None    2,245,353
Distributions per
  Limited Partner-
  ship Interest (A)     182.20(B)    82.15       64.50       23.65        65.25

(A) These amounts include distributions of Original Capital of $167.20, $54.28, $27.50, $2.65 and $23.25 per Limited Partnership Interest for the years 1997, 1996, 1995, 1994 and 1993, respectively.

(B) In addition to these amounts, a special distribution of $0.38 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------
Balcor Pension Investors-V (the "Partnership") recognized gains related to four of the seven properties sold in 1996. This was the primary reason net income decreased in 1997 as compared to 1996 and increased during 1996 as compared to 1995. The Partnership also recognized provisions for losses on loans, real estate and accrued interest receivable during 1996 and 1995 and recoveries of losses on loans, real estate and accrued interest receivable during 1997, 1996 and 1995. The Partnership's properties and loans generated income prior to sale or repayment which contributed to the decrease in net income during 1997. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Net interest income on loans receivable decreased in 1997 as compared to 1996 due to the repayments of the Meadow Run Apartments loan receivable in May 1997 and the Seven Trails Apartments wrap-around loan receivable in April 1996, and the sales of the Noland Fashion Square acquisition loan and The Glen Apartments loan receivable in August and December 1996, respectively.

The Partnership had higher average cash balances in 1996 as compared to 1997 as a result of the proceeds received in connection with the 1996 property sales, loan repayment and loan sales which were invested prior to being distributed to Limited Partners in 1997. This resulted in a decrease in interest income on short-term investments during 1997 as compared to 1996.

The Partnership's loans generally bore interest at contractually-fixed interest rates. Some loans also provided for additional interest in the form of participations, which usually consisted of either a share in the capital appreciation of the property collateralizing the Partnership's loan and/or a share in the increase of the gross income of the property above a certain level. Participation income totaling $40,146 was recognized during 1996 in connection with The Glen Apartments and Meadow Run Apartments loan receivables.

The Whispering Hills Apartments loan was owned by a joint venture consisting of the Partnership and an affiliate. The loan collateralized by Whispering Hills Apartments was accounted for as real estate held for sale. The 45th West 45th Street Office Building was owned by a joint venture consisting of the Partnership and affiliates. The joint venture that owned the Whispering Hills Apartments loan sold the loan in June 1997 and recognized a gain of $1,793,261.

The Partnership's share was $1,130,640 which includes a recovery for losses of $631,500. The joint venture that owned the 45th West 45th Street Office Building sold the property in November 1996 and recognized a gain of $2,934,185 of which $637,892 was the Partnership's share. Primarily as a result of the higher gain on sale recognized in 1997 in connection with the Whispering Hills Apartments sale, the Partnership recognized higher participation in income of joint ventures with affiliates during 1997 as compared to 1996.

Provisions on loans, real estate and accrued interest receivable were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. See Note 3(d) of Notes to Financial Statements for further information regarding the Partnership's accounting policies related to the determination of the fair value of its loans and real estate held for sale. The Partnership recognized a provision of $511,415 related to the Noland Fashion Square acquisition loan and a provision of $988,103 related to its real estate held for sale to provide for a change in the estimate of the fair value of certain properties during 1996. The Partnership also recognized a recovery of $2,102,000 related to the Meadow Run Apartments in 1997. The Partnership also recognized recoveries in 1996 of $2,478,000 and $341,382 related to the Seven Trails Apartments loan and the Glen Apartments loan, respectively, and $853,437 related to its real estate held for sale. In addition, an allowance of $2,711,056 related to the Harbor Bay office building was written off in connection with the sale of the property during 1997.

The Partnership recognized other income primarily from insurance proceeds of $342,000 received during 1997 in connection with fire damage incurred at the Huntington Meadows Apartments during February 1996. Additionally, the Partnership recognized other income of $172,053 primarily relating to prior years' real estate tax refunds received in 1997 for the Harbor Bay office building, which was sold in 1997.

Income or loss from operations of real estate held for sale represented net property operations generated by the properties the Partnership acquired through foreclosure. Due to the sales of seven properties in 1996 and the sale of the Harbor Bay office building in January 1997, a loss was generated in 1997 as compared to income during 1996. The loss in 1997 resulted primarily from the payment of expenses related to properties sold during 1996 and expenses related to the Harbor Bay office building.

In connection with the sale of the Harbor Bay office building in January 1997, the Partnership wrote off the remaining unamortized leasing commissions related to the property, which resulted in an increase in amortization expense during 1997 as compared to 1996.

The Partnership incurred higher consulting, legal, postage and printing costs in connection with a response to a tender offer in 1996. In addition, portfolio management fees decreased in 1997 due to the 1996 property sales. As a result, administrative expenses decreased during 1997 as compared to 1996.

The Partnership recognized equity in loss from investment in acquisition loan during 1996 in connection with the Noland Fashion Square acquisition loan, which was sold in August 1996.

The Partnership recognized gains on sales of real estate of $9,675,919 in connection with the sales of the Huntington Meadows, The Glades on Ulmerton and the Villa Medici apartment complexes and the Union Tower office building in 1996.

1996 Compared to 1995
---------------------

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

The Partnership had higher average cash balances in 1996 as a result of the proceeds received in connection with the 1996 property sales, loan repayment and loan sales which were invested prior to being distributed to Limited Partners. This resulted in an increase in interest income on short-term investments during 1996 as compared to 1995.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $63,622,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to a distribution made to Limited Partners in January 1997 from proceeds received from the 1996 property sales. Cash flow of approximately $2,228,000 was provided by the Partnership's operating activities consisting primarily of interest income from the Partnership's loans receivable and short-term investments, real estate tax refunds and insurance proceeds, which were partially offset by the payment of expenses on sold properties and administrative expenses. The Partnership's investing activities generated cash of approximately $14,840,000, primarily from the sale of the Harbor Bay office building, the repayment of the Meadow Run Apartments loan receivable and the receipt of distributions from joint ventures - affiliates primarily in connection with the sale of the Whispering Hills Apartments loan. Cash of approximately $80,690,000 was used in financing activities consisting primarily of distributions to Partners. In January 1998, the Partnership made a distribution to Limited Partners of $1,243,233 as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold seven properties and one loan receivable and had one loan receivable repaid. In addition, the property and the acquisition loan, in which the Partnership held minority joint venture interests, were sold by the joint ventures during 1996. During January 1997, the Partnership sold the Harbor Bay office building and during May 1997, the Meadow Run Apartments loan receivable was repaid. In addition, the Partnership's remaining investment, the loan collateralized by the Whispering Hills Apartments, in which the Partnership held a minority joint venture interest, was sold during June 1997. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3, Legal Proceedings". In the absence of any contingencies, the reserves will be paid within twelve months of the last investment being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In January 1997, the Partnership sold the Harbor Bay office building in an all cash sale for $6,900,000. From the proceeds of the sale the Partnership paid

$293,276 in selling costs. The net proceeds were distributed to the Limited Partners in April 1997. See Note 12 of Notes to Financial Statements for additional information.

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

The loan collateralized by the Whispering Hills Apartments, which was accounted for as an investment in joint venture, was owned by a joint venture consisting of the Partnership and an affiliate. In June 1997, the joint venture sold the loan in an all cash sale for $17,200,000. From the proceeds of the sale, the joint venture paid $750,000 to the borrower in accordance with an amendment to the modified loan agreement and $393,305 in selling costs. The net proceeds of the sale were $16,056,695, of which $4,014,174 was the Partnership's share which was received in July 1997. The proceeds were distributed to the Limited Partners in October 1997. See Note 10 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Huntington Meadows Apartments, $200,000 was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released in full. Also, pursuant to the sale agreement for the 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest, $500,000 was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share of the funds was $108,701.

In February 1997, the General Partner made a settlement payment of $164,739 ($0.38 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors-V, et. al. class action lawsuit. The General Partner made a contribution of $183,043 to the Partnership, of which the plaintiff's counsel received $18,304 pursuant to the settlement agreement. Of the remaining settlement amount, $99,534 was paid to the original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $65,205 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $173,217 was the Partnership's share. See Note 14 of Notes to Financial Statements for additional information.

The Partnership made four distributions totaling $182.20, $82.15 and $64.50 per Interest in 1997, 1996 and 1995, respectively. See Statement of Partners'

Capital (Deficit) for additional information. Distributions were comprised of $15.00 of Cash Flow and $167.20 of Mortgage Reductions in 1997, $27.87 of Cash Flow and $54.28 of Mortgage Reductions in 1996 and $37.00 of Cash Flow and $27.50 of Mortgage Reductions in 1995.

In January 1998, the Partnership paid a distribution of $1,243,233 ($2.83 per Interest) to the holders of Limited Partnership Interests representing a distribution from available Cash Flow reserves. Including the January 1998 distribution, Limited Partners have received cash distributions totaling $784.93 per $500 Interest. Of this amount, $427.95 has been Cash Flow from operations and $356.98 represents a return of Original Capital. In January 1998, the Partnership also paid $138,137 to the General Partner as its distributive share of Cash Flow for the fourth quarter of 1997. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 28,466 Interests and cash of $5,213,613 in the Early Investment Incentive Fund.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matters of accounting principles, practices or financial statement disclosures.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-V, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                              OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Vice President                          John K. Powell, Jr.
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $6,345 in 1997 with respect to one of the executive officers and directors of the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 11 of Notes to Financial Statements for information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-V (principally through the Early Investment Incentive Fund) and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class           Owned        Percent of Class
         --------------      ----------------  ----------------

         Limited Partnership
         Interests                28,476             6.5%

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional Interests.

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

See Note 11 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (2)(a)(i) to the Registrants Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

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

(iv) Second Amendment to Agreement of Sale relating to the sale of Granada Apartments, Tampa, Florida previously filed as Exhibit (10)(a)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

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

(iv) Second Amendment to Agreement of Sale relating to the sale of Plantation Apartments, Tampa, Florida previously filed as Exhibit (10)(b)(iv) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

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

(ii) First Amendment to Agreement of Sale relating to the sale of the Union Tower office building, Lakewood, Colorado previously filed as Exhibit
(10)(d)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(e) Purchase and Sale Agreement relating to the sale of first mortgage loan secured by The Glen Apartments, Fairfax County, Virginia previously filed as Exhibit (10)(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

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

(iii) Second Amendment to Agreement of Sale relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit
(10)(f)(iii) to the Registrant's Annual Report on Form 10-K for the year ended

December 31, 1996, is incorporated herein by reference.

(iv) Third Amendment to Agreement of Sale relating to the sale of the 1420 Harbor Bay Parkway, Alameda, California previously filed as Exhibit (10)(f)(iv) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(g)(i) Agreement to Purchase Loan Documents relating to the sale of the first mortgage loan secured by the Whispering Hills Apartments, Overland Park, Kansas previously filed as Exhibit (10)(g)(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement to Purchase Loan Documents related to the sale of the first mortgage loan secured by the Whispering Hills Apartments, Overland Park, Kansas previously filed as Exhibit (10)(g)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K were filed during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-V

                         By:/s/Jayne A. Kosik
                             -----------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief
                               Financial Officer (Principal Accounting
                               and Financial Officer) of Balcor Mortgage
                               Advisors-V, the General Partner

Date: March 26, 1998
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   --------------------------------------------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-V, the General Partner
/s/Thomas E. Meador                                          March 26, 1998
--------------------                                         --------------
   Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Mortgage
                         Advisors-V, the General Partner
/s/Jayne A. Kosik                                            March 26, 1998
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-V

We have audited the accompanying financial statements of Balcor Pension Investors-V (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-V at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 15 to the financial statements, the Partnership intends to cease operations and dissolve.


                                             COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 25, 1998

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                             1997               1996
                                        ---------------    ---------------
Cash and cash equivalents               $    4,034,425     $   67,655,936
Escrow deposits - restricted                                       95,243
Accounts and accrued interest receivable        39,248            665,695
Prepaid expenses                                                   38,651
Deferred expenses, net of accumulated
  amortization of $133,699 in 1996                                196,549
                                        ---------------    ---------------
                                             4,073,673         68,652,074
                                        ---------------    ---------------
Investment in first mortgage loan
  receivable:                                                   6,015,968

Less:
  Allowance for potential loan losses                           2,102,000
                                                           ---------------
Net investment in loans receivable                              3,913,968

Real estate held for sale (net of
  allowance of $2,711,056 in 1996)                              6,606,724
Investment in joint ventures-affiliates                         3,042,286
                                                           ---------------
                                                               13,562,978
                                        ---------------    ---------------
                                        $    4,073,673     $   82,215,052
                                        ===============    ===============

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable   $       43,862     $      978,110
Due to affiliates                               62,317            150,580
Other liabilities, principally escrow
  deposits and accrued real estate taxes                          145,394
Security deposits                                                  81,774
                                        ---------------    ---------------
     Total liabilities                         106,179          1,355,858
                                        ---------------    ---------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996
                                  (Continued)

                                             1997               1996
                                        ---------------    ---------------

Commitments and contingencies

Limited Partners' capital
  (439,305 Interests issued
  and outstanding)                           3,844,492         80,322,266
General Partner's capital                      123,002            536,928
                                        ---------------    ---------------
     Total Partners' capital                 3,967,494         80,859,194
                                        ---------------    ---------------
                                        $    4,073,673     $   82,215,052
                                        ===============    ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995

                                  Partners' Capital (Deficit) Accounts
                               -------------- ------------- --------------
                                                 General        Limited
                                    Total        Partner       Partners
                               -------------- ------------- --------------

Balance at December 31, 1994   $ 116,254,760  $ (3,460,627) $ 119,715,387

Cash distributions (A)           (30,141,205)   (1,806,033)   (28,335,172)
Net income for the year
  ended December 31, 1995         12,145,083     1,214,508     10,930,575
                               -------------- ------------- --------------
Balance at December 31, 1995      98,258,638    (4,052,152)   102,310,790

Cash distributions (A)           (37,449,289)   (1,360,384)   (36,088,905)
Net income for the year
  ended December 31, 1996         20,049,845     5,949,464     14,100,381
                               -------------- ------------- --------------
Balance at December 31, 1996      80,859,194       536,928     80,322,266

Cash distributions (A)           (80,873,080)     (732,174)   (80,140,906)
Cash contribution                    183,043       183,043
Net income for the year
  ended December 31, 1997          3,798,337       135,205      3,663,132
                               -------------- ------------- --------------
Balance at December 31, 1997   $   3,967,494  $    123,002  $   3,844,492
                               ============== ============= ==============

(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                   1997            1996          1995
                               -------------- ------------- --------------

             First quarter     $  126.00 (B)  $   5.00      $    4.00
             Second quarter        32.95         14.78           5.00
             Third quarter         14.10         41.72          31.82
             Fourth quarter         9.15         20.65          23.68


(B) In addition to this distribution, a special distribution of $0.38 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                   1997           1996          1995
                               -------------- ------------- --------------
Income:
  Interest on loans receivable,
    and from investment in
    acquisition loan           $     236,661  $  3,575,255  $   5,834,417
  Less interest on loans
    payable - underlying
    mortgages                                      185,693        273,184
                               -------------- ------------- --------------
  Net interest income on
    loans receivable                 236,661     3,389,562      5,561,233

  Interest on short-term
    investments                      642,720     1,141,900      1,007,008
  Participation income                              40,146        926,139
  Prepayment premiums                                             315,000
  Recovery of losses on loans,
    real estate and accrued
    interest receivable            2,102,000     3,672,819      1,600,000
  Participation in income
    (loss) of joint ventures-
    affiliates                     1,291,292       894,808       (204,085)
  Other income                       514,053
                               -------------- ------------- --------------
    Total income                   4,786,726     9,139,235      9,205,295
                               -------------- ------------- --------------
Expenses:
  Loss (income) from
    operations of real estate
    held for sale                    168,214    (4,160,232)    (5,366,016)
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable                          1,499,518      1,117,110
  Amortization of deferred
    expenses                         196,549        55,455        199,150
  Administrative                     623,626     1,318,547      1,031,937
                               -------------- ------------- --------------
    Total expenses                   988,389    (1,286,712)    (3,017,819)
                               -------------- ------------- --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                   1997           1996          1995
                               -------------- ------------- --------------

Income before equity in
  loss from investment
  in acquisition loan              3,798,337    10,425,947     12,223,114

Equity in loss from investment
  in acquisition loan                              (52,021)       (78,031)
                               -------------- ------------- --------------
Income before gains on sales
  of real estate                   3,798,337    10,373,926     12,145,083

Gains on sales of real estate                    9,675,919
                               -------------- ------------- --------------
Net income                     $   3,798,337  $ 20,049,845  $  12,145,083
                               ============== ============= ==============
Net income allocated to
  General Partner              $     135,205  $  5,949,464  $   1,214,508
                               ============== ============= ==============
Net income allocated to
  Limited Partners             $   3,663,132  $ 14,100,381  $  10,930,575
                               ============== ============= ==============
Net income per Limited
  Partnership Interest
  (439,305 issued and
  outstanding) - Basic
  and Diluted                  $        8.34  $      32.10  $       24.88
                               ============== ============= ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                   1997           1996          1995
                               --------------  ------------  -------------
Operating activities:
  Net income                   $   3,798,337  $ 20,049,845  $  12,145,083
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Gains on sales
      of real estate                            (9,675,919)
    Equity in loss from invest-
      ment in acquisition loan                      52,021         78,031
    Participation in (income)
      loss of joint
      ventures - affiliates       (1,291,292)     (894,808)       204,085
    Recovery of losses on loans,
      real estate and accrued
      interest receivable         (2,102,000)   (3,672,819)    (1,600,000)
    Provision for potential
      losses on loans, real
      estate and accrued
      interest receivable                        1,499,518      1,117,110
    Amortization of deferred
      expenses                       196,549        55,455        199,150
    Payment of leasing
      commissions                                 (102,100)
    Accrued interest income
      due at maturity                                            (610,927)
    Collection of interest
      income due at maturity       2,115,968       452,768      2,591,071
    Net change in:
      Escrow deposits
       - restricted                   95,243       (53,140)       342,522
      Accounts and accrued
        interest receivable          626,447       (89,317)      (111,371)
      Prepaid expenses                38,651       106,376       (145,027)
      Accounts and accrued
        interest payable            (934,248)      712,641         35,805
      Due to affiliates              (88,263)      100,731        (86,694)
      Other liabilities             (145,394)     (466,481)      (386,838)
      Security deposits              (81,774)     (411,959)       137,104
                               --------------  ------------  -------------
  Net cash provided by
    operating activities           2,228,224     7,662,812     13,909,104
                               --------------  ------------  -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                   1997           1996          1995
                               --------------  ------------  -------------
Investing activities:
  Proceeds from sale of
    acquisition loan                             7,226,945
  Costs incurred in connection
    with the sale of
    acquisition loan                              (100,810)
  Procceeds from sale of loan
    receivable                                   2,674,362
  Costs incurred in connection
    with sale of loan receivable                  (107,806)
  Capital contributions to joint
    ventures - affiliates                          (22,759)      (204,116)
  Distributions from joint
    ventures - affiliates          4,333,578     2,481,317        398,620
  Collection of principal
    payments on loans receivable   3,900,000    14,700,000     16,060,889
  Improvements to real estate                     (628,831)      (439,382)
  Proceeds from sales
    of real estate                 6,900,000    55,506,000      2,570,208
  Costs incurred in
    connection  with the
    sales of real estate            (293,276)   (1,924,522)      (175,495)
                               --------------  ------------  -------------
  Net cash provided by
    investing activities       $  14,840,302  $ 79,803,896  $  18,210,724
                               --------------  ------------  -------------
Financing activities:
  Distributions to Limited
    Partners                   $ (80,140,906) $(36,088,905) $ (28,335,172)
  Distributions to General
    Partner                         (732,174)   (1,360,384)    (1,806,033)
  Contribution from General
    Partner                          183,043
  Principal payments on loans
     payable - underlying
     mortgages                                     (41,745)      (343,945)
                               --------------  ------------  -------------
  Net cash used in financing
    activities                   (80,690,037)  (37,491,034)   (30,485,150)
                               --------------  ------------  -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                   1997           1996          1995
                              --------------  ------------  -------------
Net change in cash and
    cash equivalents             (63,621,511)   49,975,674      1,634,678
Cash and cash equivalents at
    beginning of period           67,655,936    17,680,262     16,045,584
                               --------------  ------------  -------------
Cash and cash equivalents
  at end of period             $   4,034,425  $ 67,655,936  $  17,680,262
                               ============== ============= ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Partnership's Business:

Balcor Pension Investors-V (the "Partnership") has retained cash reserves from the sale of its real estate investments and the sale and repayment of its loans receivable for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold seven properties and one loan receivable and had one loan receivable repaid. In addition, the property and the acquisition loan, in which the Partnership held minority joint venture interests, were sold by the joint ventures during 1996. During January 1997, the Partnership sold the Harbor Bay office building and during May 1997, the Meadow Run Apartments loan receivable was repaid. In addition, the Partnership's remaining investment, the loan collateralized by the Whispering Hills Apartments, in which the Partnership held a minority joint venture interest, was sold during June 1997. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 15 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last investment being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) The Partnership recorded wrap-around mortgage loans at the face amount of the mortgage instruments which included the outstanding indebtedness of the borrowers under the terms of the underlying mortgage obligations. The underlying mortgage obligations were recorded as a reduction of the wrap-around mortgage loans and the resulting balance represented the Partnership's net advance to the borrowers. The Partnership was responsible for making periodic payments to the underlying mortgage lenders only to the extent that payments as required by the wrap-around mortgage agreements were received by the Partnership from the borrowers.

(c) Income on loans was recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment had occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which were otherwise not performing in accordance with their terms was recorded on a cash basis.

Various loan agreements provided for participation by the Partnership in increases in value of the collateral property when the loan was repaid or refinanced. In addition, certain loan agreements allowed the Partnership to receive a percentage of rental income exceeding a base amount. Participation income was reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate held for sale is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(d) Loan losses on mortgage notes receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance was transferred to real estate held for sale after the fair value of the property, less costs of disposal was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, fair value of its real estate properties held for sale. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value were recorded by an adjustment to the property allowance account and were recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(e) Under certain circumstances, the Partnership accepted promissory notes in satisfaction of a borrower's obligations for certain fees upon prepayment of a loan as required by the loan agreement. These fees included, among other things, prepayment penalties and participations in the borrower's appreciation in the collateral property. The Partnership's policy was to record such income on a cash basis as payments, which were required under the terms of the promissory notes, were received.

(f) Investment in the acquisition loan represented a first mortgage loan which, because the loan agreement included certain specified terms, was accounted for as an investment in a real estate venture. Amounts which represented contractually required debt service were recorded in the accompanying statements of income and expenses as interest income and participation income. Equity from investment in acquisition loan represented the Partnership's share of the collateral properties' operations, including depreciation and interest expense. The Partnership's share of operations had no effect on cash flow of the Partnership.

(g) Investment in joint ventures-affiliates represented the Partnership's interest in joint ventures which were recorded under the equity method of accounting. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(h) Deferred expenses consisted of loan application and processing fees and mortgage brokerage fees which were amortized over the terms of the respective agreements, and leasing commissions which were amortized over the life of each respective lease. Upon sale, any unamortized balance was written off.

(i) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements from operating costs such as real estate taxes maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

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

(m) For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997 and 1996.

(n) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized in October 1983. The Partnership Agreement provides for Balcor Mortgage Advisors-V to be the General Partner and for the admission of Limited Partners through the sale of Limited Partnership Interests at $500 per Interest, 439,305 of which were sold on or prior to August 31, 1984, the termination date of the offering.

Pursuant to the Partnership Agreement, all income of the Partnership was allocated 90% to the Limited Partners and 10% to the General Partner and all losses were allocated 99% to the Limited Partners and 1% to the General Partner. For financial statement purposes, prior to 1996, partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997 and 1996.

To the extent that Cash Flow was generated, distributions were made as follows:
(i) 90% of such Cash Flow was distributed to the Limited Partners, (ii) 7.5% of such Cash Flow was distributed to the General Partner, and (iii) an additional 2.5% of such Cash Flow was distributed to the General Partner and constituted the Early Investment Incentive Fund (the "Fund"). Upon the liquidation of the Partnership, the General Partner will return to the Partnership for distribution to Early Investors an amount not to exceed the 2.5% share originally allocated.

Amounts placed in the Fund were, at the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, used to repurchase Interests from existing Limited Partners. All repurchases of Interests were made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests were paid to the Fund. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 28,466 Interests and cash of $5,213,613 in the Early Investment Incentive Fund.

5. Investment in Loans Receivable:

(a) The Meadow Run Apartments $3,900,000 first mortgage loan matured in July 1996. The Partnership extended the loan until December 1996 to allow the borrower additional time to secure alternate financing. The borrower was unable to obtain alternate financing by December 1996 but continued to make monthly interest payments through May 1997. The loan was repaid in May 1997 and the Partnership received $6,015,968 including accrued interest of $2,115,968 which was included in the loan balance. The Partnership recognized a recovery of $2,102,000 upon repayment of the loan.

(b) The Seven Trails West Apartments loan matured in February 1996. The Partnership extended the loan until April 1996 to allow the borrower additional time to secure alternate financing. The loan was repaid in April 1996. The Partnership recognized a recovery of $2,478,000 upon the repayment of the loan.

Nonaccrual loans and loans which have been restructured are hereinafter referred to as impaired loans. Net interest income relating to impaired loans would have been $3,040,000 in 1995. Net interest income received from impaired loans included in the accompanying Statements of Income and Expenses amounted to $2,227,000 (cash basis and accrual basis) in 1995.

There were no impaired loans at December 31, 1996. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $7,576,384.

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

7. Sale of Acquisition Loan Receivable:

The Partnership and two affiliates entered into a participation agreement to fund a $23,300,000 first mortgage loan collateralized by the Noland Fashion Square Shopping Center. The Partnership participated ratably in approximately 41% of the loan amount, interest income and participation income. The balance of the loan included the Partnership's share of the cumulative net loss of the property after the loan was funded. The loan was sold in August 1996 in an all cash sale for $17,725,000 of which $7,226,945 was the Partnership's share. From the proceeds of the sale the Partnership paid $100,810 as its share of selling costs. The carrying value of the loan was $8,387,283. The Partnership did not recognize a gain or loss in connection with the sale of this loan. During 1996, the Partnership recognized an additional provision for losses of $511,415 and wrote off $749,733 against the previously established loss allowance related to this loan.

8. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1997 is described in the table below:

                             1997          1996           1995
                          -----------   -----------   -----------
  Loans:
   Balance at beginning
    of year                $2,102,000   $5,859,733     $5,957,614
   Provision charged to
    income                                 511,415        300,000
   Recovery of provision
    previously charged
    to income             (2,102,000)   (2,819,382)
   Direct write-off
    of loans against
    allowance                           (1,449,766)     (397,881)
                          -----------   -----------    ----------
    Balance at the end of
     the year                    None   $2,102,000    $5,859,733
                          ===========   ===========   ===========


  Real Estate Held for Sale:
   Balance at beginning of
     year                  $2,711,056   $4,955,000    $6,055,000
   Provision charged to
     income                                988,103       817,110
   Recovery of provision
    previously charged to
    income                                (853,437)   (1,600,000)
   Direct write-off
    of real estate
    held for sale
   against allowance      (2,711,056)   (2,378,610)     (317,110)
                          -----------   -----------   ------------
   Balance at the end of
     the year                    None   $2,711,056    $4,955,000
                          ===========   ===========   ===========

9. Management Agreement:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

10. Investment in Joint Ventures - Affiliates:

(a) The Partnership had classified the Whispering Hills Apartments first mortgage loan investment as an investment in joint venture - affiliate. This investment represented a joint venture between the Partnership and an affiliate. Profits and losses were allocated 25% to the Partnership and 75% to the affiliate. During June 1997, the joint venture sold the loan for $17,200,000. From the proceeds of the sale, the joint venture paid $750,000 to the borrower in accordance with an amendment to the modified loan agreement and $393,305 in selling costs. For financial statement purposes, the joint venture recognized a gain of $1,793,261. The Partnership's share was $1,130,640 which includes a recovery for losses of $631,500. This amount was included in the Partnership's participation in income (loss) of joint ventures with affiliates.

The following information has been summarized from the financial statements of the joint venture for the year ended December 31, 1997:

   Total income                                            $1,237,046
   Net income before gain on sale                             642,612
   Gain on sale                                             1,793,261
   Net income                                               2,435,873

(b) The Partnership and three affiliates (together, the "Participants"), previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Participants received title to the property through foreclosure, and the Partnership owned a 21.74% joint venture interest in the property. During 1995, the Partnership recognized $537,630 as its share of the provision related to the change in the estimate of the fair value of the property. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. The basis of the property was $6,786,740. For financial statement purposes, the joint venture recognized a gain of $2,934,185, of which $637,892 represented the Partnership's share. This amount was included in the Partnership's participation in income (loss) of joint ventures with affiliates. Pursuant to the sale agreement, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share of the funds was $108,701.

During 1997, 1996, and 1995 the Partnership received distributions from these joint ventures totaling $4,333,578, $2,481,317 and $398,620, respectively, and made contributions of $22,759 and $204,116 in 1996 and 1995, respectively.

11. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees   $10,927    None $ 54,285 $ 1,959  $91,569 $ 5,481
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             47,251 $18,395   27,291  23,720   82,348   9,881
    Data processing         7,778   3,889    8,406   3,308   49,177   4,775
    Investor communica-
      tions                  None    None     None    None   11,014    None
    Legal                  20,946  18,383   15,436  13,416   24,592   3,681
    Portfolio management   93,823  21,650  103,642  90,082  154,618  25,969
    Other                  18,095    None   20,819  18,095    6,028      62

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner (the Balcor Company) which received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $17,633 and $63,806 for 1996 and 1995, respectively.

The General Partner made a contribution of $183,043 in connection with the settlement of certain litigation as further discussed in Note 14 of Notes to Financial Statements.

12. Disposition of Properties Acquired Through Foreclosure:

(a) In January 1997, the Partnership sold the Harbor Bay office building in an all cash sale for $6,900,000. From the proceeds of the sale, the Partnership paid $293,276 in selling costs. The basis of the property was $9,317,780. For financial statement purposes, the Partnership did not recognize a gain or loss on the sale of this property. The Partnership wrote off $2,711,056 against the previously established allowance.

(b) In December 1996, the Partnership sold The Glades on Ulmerton Apartments in an all cash sale for $6,500,000. From the proceeds of the sale, the Partnership paid $275,210 in selling costs. The basis of the property was $5,643,466. For financial statement purposes the Partnership recognized a gain of $581,324 from the sale of this property and a recovery of a previously established allowance of $600,000.

(c) In December 1996, the Partnership sold the Granada Apartments in an all cash sale for $2,300,000. From the proceeds of the sale, the Partnership paid $139,738 in selling costs. The basis of the property was $3,348,979. For financial statement purposes the Partnership did not recognize a gain or loss on the sale of this property. The Partnership recognized an additional provision of $488,717 and wrote off $700,000 against the previously established allowance.

(d) In December 1996, the Partnership sold the Plantation Apartments in an all cash sale for $3,000,000. From the proceeds of the sale, the Partnership paid $173,592 in selling costs. The basis of the property was $3,769,738. For financial statement purposes the Partnership did not recognize a gain or loss on the sale of this property. The Partnership recognized an additional provision of $488,330 and wrote off $455,000 against the previously established allowance.

(e) In December 1996, the Partnership sold the Huntington Meadows Apartments in an all cash sale for $9,300,000. From the proceeds of the sale, the Partnership paid $341,832 in selling costs. In addition, the purchaser received a $342,000 credit against the purchase price for certain repairs required at the property. The basis of the property was $7,228,111. For financial statement purposes the Partnership recognized a gain of $1,388,057 from the sale of this property.

(f) In December 1996, the Partnership sold the Villa Medici Apartments in an all cash sale for $12,808,000. From the proceeds of the sale, the Partnership paid $362,595 in selling costs. The basis of the property was $9,487,780. For financial statement purposes the Partnership recognized a gain of $2,957,625 from the sale of this property.

(g) In December 1996, the Partnership sold the Waldengreen Apartments in an all cash sale for $6,590,000. From the proceeds of the sale, the Partnership paid $270,325 in selling costs. The basis of the property was $6,566,238. For financial statement purposes the Partnership did not recognize a gain or loss on the sale of this property. The Partnership recognized a recovery of $253,437 and wrote off $500,000 against the previously established allowance.

(h) In December 1996, the Partnership sold the Union Tower office building in an all cash sale for $15,350,000. From the proceeds of the sale, the Partnership paid $361,230 in selling costs. The basis of the property was $10,239,857. For financial statement purposes the Partnership recognized a gain of $4,748,913 from the sale of this property.

13. Other Income:

The Partnership recognized other income primarily from insurance proceeds of $342,000 received during 1997 in connection with fire damage incurred at the Huntington Meadows Apartments during February 1996. Additionally, the Partnership recognized other income of $172,053 primarily relating to prior year real estate tax refunds received in 1997 for the Harbor Bay office building, which was sold in 1997.

14. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors-V, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $183,043 to the Partnership from which the plaintiffs' counsel received $18,304 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $164,739 ($0.38 per $500 Interest) to members of the class pursuant to the settlement. Of the remaining settlement amount, $99,534 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $65,205 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $173,217 was the Partnership's share. The settlement had no material impact on the Partnership.

15. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. This action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in these actions would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

16. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts and accrued interest payable approximates fair value.

17. Subsequent Event:

In January 1998, the Partnership made a distribution of $1,243,233 ($2.83 per Interest) to the holders of Limited Partnership Interests representing a distribution from available Cash Flow reserves.