Form 10-Q
period 1998-03-31
BALCOR PENSION INVESTORS V
filed 1998-04-30
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March  31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998           1997
                                            -------------- ---------------
Cash and cash equivalents                   $   2,597,738  $    4,034,425
Accounts and accrued interest receivable           17,121          39,248
Prepaid expenses                                    3,106
                                            -------------- ---------------
                                            $   2,617,965  $    4,073,673
                                            ============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                            $      48,580  $       43,862
Due to affiliates                                  73,622          62,317
                                            -------------- ---------------
     Total liabilities                            122,202         106,179
                                            -------------- ---------------
Commitments and contingencies

Limited Partners' capital (439,305
  Interests issued and outstanding)             2,510,898       3,844,492
General Partner's capital                         (15,135)        123,002
                                            -------------- ---------------
     Total partners' capital                    2,495,763       3,967,494
                                            -------------- ---------------
                                            $   2,617,965  $    4,073,673
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
           for the quarters ended March 31, 1998 and March 31, 1997
                                  (Unaudited)


                                                 1998           1997
                                            -------------- ---------------
Income:
  Interest on loan receivable                              $      129,188
  Interest on short-term investments        $      40,240         355,196
  Participation in income of
    joint venture-affiliate                                        92,699
                                            -------------- ---------------
    Total income                                   40,240         577,083
                                            -------------- ---------------
Expenses:
  Loss from operations of real
    estate held for sale                                          101,944
  Amortization of deferred expenses                               196,549
  Administrative                                  130,601         290,691
                                            -------------- ---------------
    Total expenses                                130,601         589,184
                                            -------------- ---------------
Net loss                                    $     (90,361) $      (12,101)
                                            ============== ===============
Net loss allocated to General Partner                None  $       (1,210)
                                            ============== ===============
Net loss allocated to Limited Partners      $     (90,361) $      (10,891)
                                            ============== ===============
Net loss per Limited Partnership Interest
  (439,305 issued and outstanding)
  - Basic and Diluted                       $       (0.21) $        (0.02)
                                            ============== ===============
Distribution to General Partner             $     138,137  $      244,059
                                            ============== ===============
Settlement distribution to Limited Partners          None  $       99,534
                                            ============== ===============
Distribution to Limited Partners            $   1,243,233  $   55,352,430
                                            ============== ===============
Distribution per Limited
  Partnership Interest                      $        2.83  $       126.00
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
           for the quarters ended March 31, 1998 and March 31, 1997
                                  (Unaudited)

                                                  1998           1997
                                            -------------- ---------------
Operating activities:
  Net loss                                  $     (90,361) $      (12,101)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Participation in income of
      joint  ventures - affiliates                                (92,699)
    Amortization of deferred expenses                             196,549
    Net change in:
      Escrow deposits - restricted                                 41,908
      Accounts and accrued
        interest receivable                        22,127          62,867
      Prepaid expenses                             (3,106)         34,327
      Accounts payable                              4,718        (806,915)
      Due to affiliates                            11,305         (12,383)
      Other liabilities                                           (44,285)
      Security deposits                                           (81,774)
                                            --------------   -------------
  Net cash used in operating activities           (55,317)       (714,506)
                                            --------------   -------------
Investing activities:
  Proceeds from sale of real estate                             6,900,000
  Costs incurred in connection with
    the sale of real estate                                      (293,276)
  Distributions from joint
    ventures - affiliates                                          67,900
                                                             -------------
  Net cash provided by investing activities                     6,674,624
                                                             -------------
Financing activities:
  Distribution to Limited Partners             (1,243,233)    (55,451,964)
  Distribution to General Partner                (138,137)       (244,059)
  Contribution from General Partner                               183,043
                                            --------------   -------------
  Net cash used in financing activities        (1,381,370)    (55,512,980)
                                            --------------   -------------
Net change in cash and  cash equivalents       (1,436,687)    (49,552,862)
Cash and cash equivalents at
  beginning of period                           4,034,425      67,655,936
                                            --------------   -------------
Cash and cash equivalents at end of period  $   2,597,738  $   18,103,074
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property and its remaining loan receivable was repaid. In addition, the loan in which the Partnership held a minority joint venture interest was sold during 1997. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last investment being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1998 are:
                                        Paid         Payable
                                     -----------    ---------

   Reimbursement of expenses to
   the General Partner, at cost       $ 15,666      $ 73,622

During 1997, the General Partner made a contribution of $183,043 in connection with the settlement of certain litigation.

4. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996.

The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans, first mortgage loans and, to a lesser extent, junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-five loans. As of March 31, 1998, the Partnership has no loans outstanding or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Due primarily to a significant decrease in interest income earned on short-term investments, the property sale, loan repayment and the sale of the loan in which the Partnership held a minority joint venture interest during 1997, the Partnership generated a higher net loss during 1998 as compared to 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

Interest income on loan receivable ceased during 1997 due to the repayment of the Meadow Run Apartments loan receivable.

Due to higher average cash balances in 1997 as a result of the investment of proceeds received in connection with the late 1996 and 1997 property sales and loan repayment prior to distribution to partners in 1997, interest on short-term investments decreased during 1998 as compared to 1997.

Participation in joint venture with affiliate represented the Partnership's share of the property operations from the Whispering Hills Apartments. Due to the sale of the Whispering Hills Apartments loan in 1997, participation in income of joint ventures with affiliates ceased during 1997.

Loss from operations of real estate held for sale represented net property operations generated by the properties the Partnership had acquired through foreclosure. Due to the sale of the Harbor Bay office building in January 1997, which was the Partnership's last property, loss from operations of real estate held for sale ceased during 1997.

In connection with the sale of the Harbor Bay office building in 1997 the Partnership wrote-off the remaining unamortized leasing commissions related to the property. As a result, amortization expense ceased during 1997.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership which was accounted for as an administrative expense. In addition, the Partnership incurred lower legal, accounting and professional fees during 1998. As a result, administrative expenses decreased during 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $1,437,000 as of March 31, 1998 when compared to December 31, 1997 primarily due to a distribution made to Partners in January 1998 from available Cash Flow reserves. The Partnership used cash of approximately $55,000 in its operating activities to pay administrative expenses which were partially offset by interest income earned on short-term investments. Cash of approximately $1,381,000 was used in financing activities to pay a distribution to the Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property and its remaining loan receivable was repaid. In addition, the loan in which the Partnership held a minority joint venture interest was sold during 1997. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to the Financial Statements. In the absence of any contingencies, the reserves will be paid within twelve months of the last investment being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

To date, Limited Partners have received cash distributions totaling $784.93 per $500 Interest. Of this amount, $427.95 has been Cash Flow from operations and $356.98 represents a return of Original Capital. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1998, there were 28,466 Interests and cash of $5,222,246 in the Early Investment Incentive Fund.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 dated January 16, 1984 to the Partnership's Registration Statement on Form S-11 (Registration No. 2-87662) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Partnership's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13233) are incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1998.

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

                              By: /s/Jayne A. Kosik
                                  ----------------------------------------
                                     Jayne A. Kosik
                                     Senior Managing Director and Chief
                                     Financial Officer (Principal Accounting
                                     Officer) of Balcor Mortgage Advisors-V,
                                     the General Partner


Date: April 30, 1998
      ------------------