Form 10-Q
period 1998-06-30
BALCOR PENSION INVESTORS V
filed 1998-08-12
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998           1997
                                            -------------- ---------------
Cash and cash equivalents                   $   2,512,611  $    4,034,425
Accounts and accrued interest receivable            9,177          39,248
                                            -------------- ---------------
                                                2,521,788       4,073,673
                                            ============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                            $       3,486  $       43,862
Due to affiliates                                  98,266          62,317
                                            -------------- ---------------
     Total liabilities                            101,752         106,179
                                            -------------- ---------------
Commitments and contingencies

Limited Partners' capital
  (439,305 Interests issued
  and outstanding)                              2,435,171       3,844,492
General Partner's (deficit) capital               (15,135)        123,002
                                            -------------- ---------------
     Total partners' capital                    2,420,036       3,967,494
                                            -------------- ---------------
                                            $   2,521,788  $    4,073,673
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                1998           1997
                                            -------------- ---------------
Income:
  Interest on loan receivable                              $      236,661
  Interest on short-term investments        $      74,930         466,240
  Participation in income of
    joint ventures-affiliates                                   1,291,292
  Recovery of loss on loan                                      2,102,000
  Other income                                                    342,000
                                            -------------- ---------------
    Total income                                   74,930       4,438,193
                                            -------------- ---------------
Expenses:
  Loss from operations of real
    estate held for sale                           16,603         144,221
  Amortization of deferred expenses                               196,549
  Administrative                                  224,415         450,077
                                            -------------- ---------------
    Total expenses                                241,018         790,847
                                            -------------- ---------------
Net (loss) income                           $    (166,088) $    3,647,346
                                            ============== ===============
Net loss allocated to General Partner                None            None
                                            ============== ===============
Net (loss) income allocated
  to Limited Partners                       $    (166,088) $    3,647,346
                                            ============== ===============
Net (loss) income per Limited Partnership
  Interest (439,305 issued and outstanding)
  - Basic and Diluted                       $       (0.38) $         8.30
                                            ============== ===============
Distributions to General Partner            $     138,137  $      488,116
                                            ============== ===============
Settlement distribution to Limited Partners          None  $       99,534
                                            ============== ===============
Distributions to Limited Partners           $   1,243,233  $   69,827,530
                                            ============== ===============
Distributions per Limited
  Partnership Interest                      $        2.83  $       158.95
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                1998           1997
                                            -------------- ---------------
Income:
  Interest on loan receivable                              $      107,473
  Interest on short-term investments        $      34,690         111,044
  Participation in income of
    joint ventures-affiliates                                   1,198,593
  Recovery of loss on loan                                      2,102,000
  Other income                                                    342,000
                                            -------------- ---------------
    Total income                                   34,690       3,861,110
                                            -------------- ---------------
Expenses:
  Loss from operations of real
    estate held for sale                           16,603          42,277
  Administrative                                   93,814         159,386
                                            -------------- ---------------
    Total expenses                                110,417         201,663
                                            -------------- ---------------
Net (loss) income                           $     (75,727) $    3,659,447
                                            ============== ===============
Net income allocated to General Partner              None  $        1,210
                                            ============== ===============
Net (loss) income allocated
  to Limited Partners                       $     (75,727) $    3,658,237
                                            ============== ===============
Net (loss) income per Limited Partnership
  Interest (439,305 issued and outstanding)
  - Basic and Diluted                       $       (0.17) $         8.32
                                            ============== ===============
Distribution to General Partner                      None  $      244,057
                                            ============== ===============
Distribution to Limited Partners                     None  $   14,475,100
                                            ============== ===============
Distribution per Limited
  Partnership Interest                               None  $        32.95
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                 1998           1997
                                            -------------- ---------------
Operating activities:
Net (loss) income                           $    (166,088) $    3,647,346
  Adjustments to reconcile net (loss) income
    to net cash (used in) or provided by
    operating activies:
    Participation in income of
     joint  ventures - affiliates                              (1,291,292)
    Recovery of loss on loan                                   (2,102,000)
    Amortization of deferred expenses                             196,549
    Collection of interest
      income due at maturity                                    2,115,968
    Net change in:
      Escrow deposits - restricted                                 36,656
      Accounts and accrued
        interest receivable                        30,071         401,105
      Prepaid expenses                                             38,651
      Accounts and accrued interest payable       (40,376)       (779,700)
      Due to affiliates                            35,949         (22,576)
      Other liabilities                                          (145,394)
      Security deposits                                           (81,774)
                                            -------------- ---------------
  Net cash (used in) or provided
    by operating activities                      (140,444)      2,013,539
                                            -------------- ---------------
Investing activities:
  Distributions from joint
    ventures - affiliates                                         157,512
  Collection of principal
    payments on loans receivable                                3,900,000
  Proceeds from sale of real estate                             6,900,000
  Costs incurred in connection with
    the sale of real estate                                      (293,276)
                                                           ---------------
  Net cash provided by investing activities                    10,664,236
                                                           ---------------
Financing activities:
  Distribution to Limited Partners             (1,243,233)    (69,927,064)
  Distribution to General Partner                (138,137)       (488,116)
  Contribution from General Partner                               183,043
                                            -------------- ---------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998           1997
                                            -------------- ---------------

  Net cash used in financing activities        (1,381,370)    (70,232,137)
                                            -------------- ---------------
Net change in cash and cash equivalents        (1,521,814)    (57,554,362)
Cash and cash equivalents
  at beginning of period                        4,034,425      67,655,936
                                            -------------- ---------------
Cash and cash equivalents at end of period  $   2,512,611  $   10,101,574
                                            ============== ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and the Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property, and its remaining loan receivable was repaid. In addition, the loan in which the Partnership held a minority joint venture interest was sold during 1997. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 30,068       $ 14,402   $ 98,266

During 1997, the General Partner made a contribution to the Partnership of $183,043 in connection with the settlement of certain litigation.

4. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans, first mortgage loans and, to a lesser extent, junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-five loans. As of June 30, 1998, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments which resulted in a net loss during the six months and quarter ended June 30, 1998. During 1997, the Partnership recognized a recovery of loss relating to the Meadow Run Apartments loan repayment and its share of the gain in connection with the sale of the Whispering Hills Apartments loan, in which the Partnership held a minority joint venture interest. These were the primary reasons the Partnership generated net income during the six months and quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

Interest income on loan receivable ceased during 1997 due to the repayment of the Meadow Run Apartments loan receivable.

Due to higher average cash balances in 1997 as a result of the investment of proceeds received in connection with the late 1996 and 1997 property sales and loan repayment prior to distribution to partners in 1997, interest income on short-term investments decreased during 1998 as compared to 1997.

Participation in joint venture with affiliate represented the Partnership's share of the property operations and gain on sale from the Whispering Hills Apartments. The loan collateralized by the property was accounted for as real estate held for sale. Due to the sale of the loan in 1997, participation in income of joint ventures with affiliates ceased during 1997.

Provisions for losses on loans, real estate and accrued interest receivable were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a recovery of $2,102,000 relating to the Meadow Run Apartments loan during 1997. In addition, an allowance of $2,711,056 related to the Harbor Bay office building was written off in connection with the sale of the property during 1997.

The Partnership recognized other income of $342,000 during 1997 in connection with insurance proceeds received due to fire damage incurred at the Huntington Meadows Apartments during February 1996.

Loss from operations of real estate held for sale represents net property operations generated by the properties the Partnership had acquired through foreclosure. Due to the sale of the Harbor Bay office building in January 1997, which was the Partnership's last property, and the payment of expenses related to properties sold during 1996, a loss from operations of real estate held for sale was incurred during 1997. During the second quarter of 1998, the Partnership paid additional expenditures related to the Harbor Bay office building. As a result, the Partnership recognized a loss from operations of real estate held for sale during 1998.

In connection with the sale of the Harbor Bay office building in 1997, the Partnership wrote-off the remaining unamortized leasing commissions related to the property. As a result, amortization expense ceased during the quarter ended March 31, 1997.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, which was accounted for as an administrative expense. In addition, the Partnership incurred lower legal, professional, postage, printing and bank fees during 1998. As a result, administrative expenses decreased during 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $1,522,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to a distribution made to Partners in January 1998 from available Cash Flow reserves. The Partnership used cash of approximately $140,000 in its operating activities to pay administrative and property operating expenses which were partially offset by interest income earned on short-term investments. Cash of approximately $1,381,000 was used in financing activities to pay a distribution to the Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property and its remaining loan receivable was repaid. In addition, the loan in which the Partnership held a minority joint venture interest was sold during 1997. The Partnership has retained a portion of the cash from the sales to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

To date, Limited Partners have received cash distributions totaling $784.93 per $500 Interest. Of this amount, $427.95 has been Cash Flow from operations and $356.98 represents a return of Original Capital. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Amounts allocated to the Early Investment Incentive Fund will also be distributed at that time.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1998, there were 28,466 Interests and cash of $5,222,246 in the Early Investment Incentive Fund.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 dated January 16, 1984 to the Partnership's Registration Statement on Form S-11 (Registration No. 2-87662) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Partnership's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13233) are incorporated herein by reference.

(10) Material Contracts:

(a)(i) Agreement of Sale and attachments thereto relating to the sale of the Granada Apartments, Tampa, Florida previously filed as Exhibit (2)(a)(i) to the Registrant's Current Report on Form 8-K dated September 17, 1996 is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1998.

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


Date: August 12, 1998
      ------------------