Form 10-Q
period 1998-09-30
BALCOR PENSION INVESTORS V
filed 1998-11-05
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               -------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                1998            1997
                                           --------------- ---------------
Cash and cash equivalents                  $    2,474,008  $    4,034,425
Accounts and accrued interest receivable           12,541          39,248
                                           --------------- ---------------
                                           $    2,486,549  $    4,073,673
                                           =============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable      $        9,726  $       43,862
Due to affiliates                                  94,108          62,317
                                           --------------- ---------------
     Total liabilities                            103,834         106,179
                                           --------------- ---------------
Commitments and contingencies

Limited Partners' capital (439,305
  Interests issued and outstanding)             2,397,850       3,844,492
General Partner's (deficit) capital               (15,135)        123,002
                                           --------------- ---------------
     Total partners' capital                    2,382,715       3,967,494
                                           --------------- ---------------
                                           $    2,486,549  $    4,073,673
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                1998            1997
                                           --------------- ---------------
Income:
  Interest on loan receivable                              $      236,661
  Interest on short-term investments       $      109,641         574,490
  Participation in income of
    joint ventures-affiliates                                   1,291,292
  Recovery of loss on loan                                      2,102,000
  Other income                                                    511,780
                                           --------------- ---------------
    Total income                                  109,641       4,716,223
                                           --------------- ---------------
Expenses:
  Loss from operations of real
    estate held for sale                           16,603         261,843
  Amortization of deferred expenses                               196,549
  Administrative                                  296,447         555,421
                                           --------------- ---------------
    Total expenses                                313,050       1,013,813
                                           --------------- ---------------
Net (loss) income                                (203,409)      3,702,410
                                           --------------- ---------------
Net income allocated to General Partner              None  $      119,097
                                           =============== ===============
Net (loss) income allocated
  to Limited Partners                      $     (203,409) $    3,583,313
                                           =============== ===============
Net (loss) income per Limited Partnership
  Interest (439,305 issued and outstanding)
  - Basic and Diluted                      $        (0.46) $         8.16
                                           =============== ===============
Distributions to General Partner           $      138,137  $      732,174
                                           =============== ===============
Settlement distribution to Limited Partners          None  $       99,534
                                           =============== ===============
Distributions to Limited Partners          $    1,243,233  $   76,021,731
                                           =============== ===============
Distributions per Limited
  Partnership Interest                     $         2.83  $       173.05
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                1998            1997
                                           --------------- ---------------
Income:
  Interest on short-term investments       $       34,711  $      108,250
  Other income                                                    169,780
                                           --------------- ---------------
    Total income                                   34,711         278,030
                                           --------------- ---------------
Expenses:
  Loss from operations of real
    estate held for sale                                          117,622
  Administrative                                   72,032         105,344
                                           --------------- ---------------
    Total expenses                                 72,032         222,966
                                           --------------- ---------------
Net (loss) income                          $      (37,321) $       55,064
                                           =============== ===============
Net income allocated to General Partner              None  $      119,097
                                           =============== ===============
Net loss allocated to
  Limited Partners                         $      (37,321) $      (64,033)
                                           =============== ===============
Net loss per Limited Partnership
  Interest (439,305 issued and
  outstanding)- Basic and Diluted          $        (0.08) $        (0.14)
                                           =============== ===============
Distribution to General Partner                      None  $      244,058
                                           =============== ===============
Distribution to Limited Partners                     None  $    6,194,201
                                           =============== ===============
Distribution per Limited
  Partnership Interest                               None  $        14.10
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                               1998            1997
                                           --------------- ---------------
Operating activities:
  Net (loss) income                        $     (203,409) $    3,702,410
  Adjustments to reconcile net (loss)
    income to net cash (used in) or provided
    provided by operating activities:
    Participation in income of
      joint ventures - affiliates                              (1,291,292)
    Recovery of loss on loan                                   (2,102,000)
    Amortization of deferred expenses                             196,549
    Collection of interest
      income due at maturity                                    2,115,968
    Net change in:
      Escrow deposits - restricted                                 95,243
      Accounts and accrued
        interest receivable                        26,707         572,954
      Prepaid expenses                                             38,651
      Accounts and accrued
        interest payable                          (34,136)       (810,810)
      Due to affiliates                            31,791         (30,512)
      Other liabilities                                          (145,394)
      Security deposits                                           (81,774)
                                           --------------- ---------------
  Net cash (used in) or provided
    by operating activities                      (179,047)      2,259,993
                                           --------------- ---------------
Investing activities:
  Distributions from joint
    ventures - affiliates                                       4,333,578
  Collection of principal
    payments on loans receivable                                3,900,000
  Improvements to real estate
  Proceeds from sale of real estate                             6,900,000
  Costs incurred in connection with
    the sale of real estate                                      (293,276)
                                                           ---------------
  Net cash provided by investing
    activities                                                 14,840,302
                                                           ---------------
Financing activities:
  Distributions to Limited Partners            (1,243,233)    (76,121,265)
  Distributions to General Partner               (138,137)       (732,174)
  Contribution from General Partner                               183,043
                                           --------------- ---------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                1998            1997
                                           --------------- ---------------

  Net cash used in financing activities        (1,381,370)    (76,670,396)
                                           --------------- ---------------

Net change in cash and cash equivalents        (1,560,417)    (59,570,101)
Cash and cash equivalents at
  beginning of period                           4,034,425      67,655,936
                                           --------------- ---------------
Cash and cash equivalents at end of period $    2,474,008  $    8,085,835
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 60,113       $ 30,045   $ 94,108

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

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans, first mortgage loans and, to a lesser extent, junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-five loans. As of September 30, 1998, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments, which resulted in a net loss during the nine months and quarter ended September 30, 1998. During 1997, the Partnership recognized a recovery of loss relating to the Meadow Run Apartments loan repayment and its share of the gain in connection with the sale of the Whispering Hills Apartments loan, in which the Partnership held a minority joint venture interest. These were the primary reasons the Partnership generated net income during the nine months ended September 30, 1997. The receipt of prior year real estate tax refunds relating to the property sold during 1997 was the primary reason the Partnership generated net income during the quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

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

The Partnership recognized other income of $342,000 during 1997 upon the receipt of insurance proceeds due to fire damage incurred at the Huntington Meadows Apartments during February 1996. Additionally, the Partnership recognized other income of $169,780 relating to prior year real estate tax refunds received in 1997 for the Harbor Bay office building, which was sold in 1997.

Loss from operations of real estate held for sale represents net property operations generated by the properties the Partnership had acquired through foreclosure. Due to the sale of the Harbor Bay office building in January 1997, which was the Partnership's last property, and the payment of expenses related to properties sold during 1996, a loss from operations of real estate held for sale was incurred during 1997. During 1998, the Partnership paid additional expenditures related to the Harbor Bay office building. As a result, the Partnership recognized a loss from operations of real estate held for sale during the nine months ended September 30, 1998.

In connection with the sale of the Harbor Bay office building in 1997, the Partnership wrote-off the remaining unamortized leasing commissions related to the property. As a result, amortization expense ceased during 1997.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, which was accounted for as an administrative expense. In addition, the Partnership incurred lower legal, professional, printing and postage, accounting and bank fees during the nine months ended September 30, 1998 as compared to the same period in 1997. During the quarter ended September 30, 1998, the Partnership incurred lower legal, postage, accounting and bank fees. As a result, administrative expenses decreased during the quarter ended September 30, 1998 as compared to the same period in 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $1,560,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to a distribution made to Partners in January 1998 from available Cash Flow reserves. The Partnership used cash of approximately $179,000 in its operating activities to pay administrative and property operating expenses which were partially offset by interest income earned on short-term investments. Cash of approximately $1,381,000 was used in financing activities to pay a distribution to the Partners.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1998, there were 28,466 Interests and cash of $5,222,246 in the Early Investment Incentive Fund.

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

(10) Material Contracts:

(a) Purchase and Sale Agreement relating to the sale of first mortgage loan secured by The Glen Apartments, Fairfax County, Virginia previously filed as Exhibit (10)(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

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

(c)(i) Agreement to Purchase Loan Documents relating to the sale of the first mortgage loan secured by the Whispering Hills Apartments, Overland Park, Kansas previously filed as Exhibit (10)(g)(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement to Purchase Loan Documents related to the sale of the first mortgage loan secured by the Whispering Hills Apartments,

Overland Park, Kansas previously filed as Exhibit (10)(g)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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


Date: November 5, 1998
      ------------------