Form 10-K
period 1998-12-31
BALCOR PENSION INVESTORS V
filed 1999-03-19
CIK 732350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Pension Investors-V (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $219,652,500 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant originally funded thirty-five loans. A portion of the Mortgage Reductions generated by loan repayments was reinvested in five additional loans and a second funding on an existing loan. Ten properties were acquired through foreclosure and two loans were reclassified as investments in joint ventures with affiliates. The Registrant has since disposed of all of these investments.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in June 1997. The Registrant has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

The Registrant no longer has an ownership interest in any real estate investments. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Mortgage Advisors-V, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

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

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Oral arguments before the Appellate Court were held on March 18, 1998. On November 12, 1998, the Appellate Court issued an opinion affirming the Chancery Court's dismissal of the case. On December 3, 1998, the plaintiffs filed a notice of intent to appeal the Appellate Court's ruling to the Illinois Supreme Court.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 37,609.

Item 6. Selected Financial Data
-------------------------------
                                     Year ended December 31,
                    -----------------------------------------------------------
                       1998        1997        1996        1995        1994
                    ----------  ----------  ----------  ----------  -----------
Total income         $142,656   $4,786,726  $9,139,235  $9,205,295   $8,776,074
Recovery of
  losses on loans,
  real estate and
  accrued inter-
  est receivable         None    2,102,000   3,672,819   1,600,000         None
Provision for
  losses on loans,
  real estate and
  accrued inter-
  est receivable         None         None   1,499,518   1,117,110         None
(Loss) income before
  gains on sales of
  assets             (271,551)   3,798,337  10,373,926  12,145,083   10,835,098
Net (loss) income    (271,551)   3,798,337  20,049,845  12,145,083   10,835,098
Net (loss) income per
  Limited Partner-
  ship Interest -
  Basic and Diluted     (0.62)        8.34       32.10       24.88        22.20
Total assets        2,420,935    4,073,673  82,215,052  99,679,564  117,976,309
Distributions per
  Limited Partner-
  ship Interest (A)      2.83       182.20(B)    82.15       64.50        23.65

(A) These amounts include distributions of Original Capital of $167.20, $54.28, $27.50 and $2.65 per Limited Partnership Interest for the years 1997, 1996, 1995 and 1994, respectively.

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

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Pension Investors-V (the "Partnership") had higher administrative expenses than interest income earned on short-term investments which resulted in a net loss during 1998. The Partnership recognized gains in connection with four of the seven properties sold in 1996 which was the primary reason net income decreased in 1997 as compared to 1996. The Partnership's properties and loans generated income prior to sale or repayment in 1996 which contributed to the decrease in net income during 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Interest income on loan receivable ceased during 1997 due to the repayment of the Meadow Run Apartments loan receivable in May 1997.

Due to higher average cash balances in 1997 as a result of the investment of proceeds received in connection with the December 1996 and the 1997 property sales and the May 1997 loan repayment prior to distribution to partners in 1997, interest income on short-term investments decreased during 1998 as compared to 1997.

Provisions for losses on loans, real estate and accrued interest receivable were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. See Note 3(d) of Notes to Financial Statements for further information regarding the Partnership's accounting policies related to the determination of the fair value of its loans and real estate held for sale. The Partnership recognized a recovery of $2,102,000 related to the Meadow Run Apartments loan in 1997. In addition, an allowance of $2,711,056 related to the Harbor Bay office building was written-off in connection with the sale of the property during 1997.

During 1997, participation in income of joint ventures-affiliates represented the Partnership's share of the property operations and gain on sale from the Whispering Hills Apartments. Due to the sale in 1997, participation in income of joint ventures with affiliates ceased during 1997.

The Partnership recognized other income of $342,000 during 1997 from insurance proceeds received in connection with fire damage incurred at the Huntington Meadows Apartments during February 1996. Additionally, the Partnership recognized other income of $172,053 relating to a prior year's real estate tax refund received in 1997 for the Harbor Bay office building, which was sold in 1997.

Income or loss from operations of real estate held for sale represents net property operations generated by the properties the Partnership had acquired through foreclosure. Due to the payment of expenses related to properties sold during 1996, a loss from operations of real estate held for sale was incurred during 1997. During 1998, the Partnership paid additional expenditures related to the Harbor Bay office building, which was sold in 1997, and recognized a loss from operations of real estate held for sale during 1998.

In connection with the sale of the Harbor Bay office building in 1997, the Partnership wrote-off the remaining unamortized leasing commissions related to the property. As a result, amortization expense ceased during 1997.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, which was accounted for as an administrative expense. In addition, the Partnership incurred lower accounting and professional fees, bank charges and postage costs during 1998. As a result, administrative expenses decreased during 1998 as compared to 1997.

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

The seven properties sold in 1996 and the Harbor Bay office building, which was sold in January 1997, all generated income resulting in income from operations of real estate held for sale in 1996. The Partnership recognized a loss from operations of real estate held for sale in 1997 due to the payment of expenses related to properties sold in 1996.

In connection with the sale of the Harbor Bay office building in January 1997, the Partnership wrote-off the remaining unamortized leasing commissions related to the property, which resulted in an increase in amortization expense during 1997 as compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $1,621,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to a distribution made to Partners in January 1998 from available Cash Flow reserves. The Partnership used cash of approximately $239,000 in its operating activities to pay administrative and property operating expenses relating to a sold property, which were partially offset by interest income earned on short-term investments. Cash of approximately $1,381,000 was used in financing activities to pay a distribution to the Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final investment in June 1997. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership made distributions totaling $2.83, $182.20 and $82.15 per Interest in 1998, 1997 and 1996, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $2.83 of Cash Flow in 1998, $15.00 of Cash Flow and $167.20 of Mortgage Reductions in 1997 and $27.87 of Cash Flow and $54.28 of Mortgage Reductions in 1996.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 28,466 Interests and cash of $5,222,246 in the Early Investment Incentive Fund.

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The

Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-V, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

           TITLE                                  OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 11 of Notes to Financial Statements for information relating to transactions with affiliates.

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

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 362 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contracts:

(i) Agreement to Purchase Loan Documents relating to the sale of the first mortgage loan secured by the Whispering Hills Apartments, Overland Park, Kansas previously filed as Exhibit (10)(g)(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement to Purchase Loan Documents related to the sale of the first mortgage loan secured by the Whispering Hills Apartments, Overland Park, Kansas previously filed as Exhibit (10)(g)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-V


                         By: /s/ Jayne A. Kosik
                             -----------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor Mortgage
                             Advisors-V, the General Partner

Date: March 19, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   --------------------------------------------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-V, the General Partner
/s/ Thomas E. Meador                                        March 19, 1999
--------------------                                        --------------
    Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Mortgage
                         Advisors-V, the General Partner
/s/ Jayne A. Kosik                                          March 19, 1999
--------------------                                        --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-V

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Pension Investors-V An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 15 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS


                                               1998             1997
                                          ---------------  ---------------
Cash and cash equivalents                 $    2,413,870   $    4,034,425
Accounts and accrued interest receivable           7,065           39,248
                                          ---------------  ---------------
                                          $    2,420,935   $    4,073,673
                                          ===============  ===============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                          $       35,254   $       43,862
Due to affiliates                                 71,108           62,317
                                          ---------------  ---------------
     Total liabilities                           106,362          106,179
                                          ---------------  ---------------
Commitments and contingencies

Limited Partners' capital
  (439,305 Interests issued
  and outstanding)                             2,329,708        3,844,492
General Partner's (deficit) capital              (15,135)         123,002
                                          ---------------  ---------------
     Total Partners' capital                   2,314,573        3,967,494
                                          ---------------  ---------------
                                          $    2,420,935   $    4,073,673
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996


                                    Partners' Capital (Deficit) Accounts
                                 ------------- ------------- -------------
                                                  General       Limited
                                     Total        Partner       Partners
                                 ------------- ------------- -------------
Balance at December 31, 1995     $ 98,258,638  $ (4,052,152) $102,310,790

Cash distributions (A)            (37,449,289)   (1,360,384)  (36,088,905)
Net income for the year
  ended December 31, 1996          20,049,845     5,949,464    14,100,381
                                 ------------- ------------- -------------
Balance at December 31, 1996       80,859,194       536,928    80,322,266

Cash distributions (A)            (80,873,080)     (732,174)  (80,140,906)
Cash contribution                     183,043       183,043
Net income for the year
  ended December 31, 1997           3,798,337       135,205     3,663,132
                                 ------------- ------------- -------------
Balance at December 31, 1997        3,967,494       123,002     3,844,492

Cash distributions (A)             (1,381,370)     (138,137)   (1,243,233)
Net loss for the year
  ended December 31, 1998            (271,551)                   (271,551)
                                 ------------- ------------- -------------
Balance at December 31, 1998     $  2,314,573  $    (15,135) $  2,329,708
                                 ============= ============= =============

(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                     1998          1997          1996
                                 ------------- ------------- -------------

               First quarter     $       2.83  $ 126.00 (B)  $   5.00
               Second quarter            None     32.95         14.78
               Third quarter             None     14.10         41.72
               Fourth quarter            None      9.15         20.65

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

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                      1998          1997          1996
                                 ------------- ------------- -------------
Income:
  Interest on loans receivable,
    and from investment in
    acquisition loan                           $    236,661  $  3,575,255
  Less interest on loans
    payable - underlying
    mortgages                                                     185,693
                                               ------------- -------------
  Net interest income on
    loans receivable                                236,661     3,389,562

  Interest on short-term
    investments                  $    142,656       642,720     1,141,900
  Participation income                                             40,146
  Recovery of losses on loans,
    real estate and accrued
    interest receivable                           2,102,000     3,672,819
  Participation in income
    of joint ventures-affiliates                  1,291,292       894,808
  Other income                                      514,053
                                 ------------- ------------- -------------
    Total income                      142,656     4,786,726     9,139,235
                                 ------------- ------------- -------------
Expenses:
  Loss (income) from
    operations of real estate
    held for sale                      16,603       168,214    (4,160,232)
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable                                         1,499,518
  Amortization of deferred
    expenses                                        196,549        55,455
  Administrative                      397,604       623,626     1,318,547
                                 ------------- ------------- -------------
    Total expenses                    414,207       988,389    (1,286,712)
                                 ------------- ------------- -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                      1998          1997          1996
                                 ------------- ------------- -------------
(Loss) income before equity in
  loss from investment
  in acquisition loan            $   (271,551) $  3,798,337  $ 10,425,947

Equity in loss from investment
  in acquisition loan                                             (52,021)
                                 ------------- ------------- -------------
(Loss) income before gains on
  sales of real estate               (271,551)    3,798,337    10,373,926

Gains on sales of real estate                                   9,675,919
                                 ------------- ------------- -------------
Net (loss) income                $   (271,551) $  3,798,337  $ 20,049,845
                                 ============= ============= =============
Net income allocated to
  General Partner                       None   $    135,205  $  5,949,464
                                 ============= ============= =============
Net (loss)income allocated to
  Limited Partners               $   (271,551) $  3,663,132  $ 14,100,381
                                 ============= ============= =============
Net (loss) income per Limited
  Partnership Interest
  (439,305 issued and
  outstanding) - Basic
  and Diluted                    $      (0.62) $       8.34  $      32.10
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                       1998          1997          1996
                                 -------------  ------------  ------------
Operating activities:
  Net (loss) income              $   (271,551) $  3,798,337  $ 20,049,845
  Adjustments to reconcile net
    (loss) income to net cash
    (used in) or provided by
    operating activities:
    Gains on sales
      of real estate                                           (9,675,919)
    Equity in loss from invest-
      ment in acquisition loan                                     52,021
    Participation in income
      of joint vebtures -
      affiliates                                 (1,291,292)     (894,808)
    Recovery of losses on loans,
      real estate and accrued
      interest receivable                        (2,102,000)   (3,672,819)
    Provision for potential
      losses on loans, real
      estate and accrued
      interest receivable                                       1,499,518
    Amortization of deferred
      expenses                                      196,549        55,455
    Payment of leasing
      commissions                                                (102,100)
    Collection of interest
      income due at maturity                      2,115,968       452,768
    Net change in:
      Escrow deposits
       - restricted                                  95,243       (53,140)
      Accounts and accrued
        interest receivable            32,183       626,447       (89,317)
      Prepaid expenses                               38,651       106,376
      Accounts and accrued
        interest payable               (8,608)     (934,248)      712,641
      Due to affiliates                 8,791       (88,263)      100,731
      Other liabilities                            (145,394)     (466,481)
      Security deposits                             (81,774)     (411,959)
                                 -------------  ------------  ------------
  Net cash (used in) or provided
    by operating activities          (239,185)    2,228,224     7,662,812
                                 -------------  ------------  ------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                       1998          1997          1996
                                 -------------  ------------  ------------
Investing activities:
  Proceeds from sale of
    acquisition loan                                          $ 7,226,945
  Costs incurred in connection
    with the sale of
    acquisition loan                                             (100,810)
  Procceeds from sale of loan
    receivable                                                  2,674,362
  Costs incurred in connection
    with sale of loan receivable                                 (107,806)
  Capital contributions to joint
    ventures - affiliates                                         (22,759)
  Distributions from joint
    ventures - affiliates                       $ 4,333,578     2,481,317
  Collection of principal
    payments on loans receivable                  3,900,000    14,700,000
  Improvements to real estate                                    (628,831)
  Proceeds from sales
    of real estate                                6,900,000    55,506,000
  Costs incurred in
    connection with the
    sales of real estate                           (293,276)   (1,924,522)
                                                ------------  ------------
  Net cash provided by
    investing activities                         14,840,302    79,803,896
                                                ------------  ------------
Financing activities:
  Distributions to Limited
    Partners                     $ (1,243,233)  (80,140,906)  (36,088,905)
  Distributions to General
    Partner                          (138,137)     (732,174)   (1,360,384)
  Contribution from General
    Partner                                         183,043
  Principal payments on loans
     payable - underlying
     mortgages                                                    (41,745)
                                 -------------  ------------  ------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                      1998          1997          1996
                                 -------------  ------------  ------------
  Net cash used in financing
    activities                     (1,381,370)  (80,690,037)  (37,491,034)
                                 -------------  ------------  ------------
Net change in cash and
    cash equivalents               (1,620,555)  (63,621,511)   49,975,674
Cash and cash equivalents at
    beginning of period             4,034,425    67,655,936    17,680,262
                                 -------------  ------------  ------------
Cash and cash equivalents
  at end of period               $  2,413,870  $  4,034,425  $ 67,655,936
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Partnership's Business:

Balcor Pension Investors-V (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final investment in June 1997. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 15 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(d) Losses on loans receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property's operations, the property's value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance was transferred to real estate held for sale after the fair value of the property, less costs of disposal was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

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

(e) Investment in the acquisition loan represented a first mortgage loan which, because the loan agreement included certain specified terms, was accounted for as an investment in a real estate venture. Amounts which represented contractually required debt service were recorded in the accompanying statements of income and expenses as interest income and participation income. Equity from investment in acquisition loan represented the Partnership's share of the collateral properties' operations, including depreciation and interest expense. The Partnership's share of operations had no effect on cash flow of the Partnership.

(f) Investment in joint ventures-affiliates represented the Partnership's interest in joint ventures which were recorded under the equity method of accounting. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(g) Deferred expenses consisted of loan application and processing fees and mortgage brokerage fees which were amortized over the terms of the respective agreements, and leasing commissions which were amortized over the life of each respective lease. Upon sale, any unamortized balance was written off to amortization expense.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements from operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(i) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(j) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash or cash equivalents are held or invested in one financial institution.

(k) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(l) For financial statement purposes, prior to 1996, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income
(loss) allocations have been adjusted.

(m) Statement of Financial Accounting Standards, No. 128, "Earnings Per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

(n) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized in October 1983. The Partnership Agreement provided for the admission of Limited Partners through the sale of Limited Partnership Interests at $500 per Interest, 439,305 of which were sold on or prior to August 31, 1984, the termination date of the offering.

Pursuant to the Partnership Agreement, all income of the Partnership was allocated 90% to the Limited Partners and 10% to the General Partner and all losses were allocated 99% to the Limited Partners and 1% to the General Partner. For financial statement purposes, prior to 1996, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

Mortgage Reductions were distributed entirely to Limited Partners. To the extent that Cash Flow was generated, distributions were made as follows: (i) 90% of such Cash Flow was distributed to the Limited Partners, (ii) 7.5% of such Cash Flow was distributed to the General Partner, and (iii) an additional 2.5% of such Cash Flow was distributed to the General Partner and constituted the Early Investment Incentive Fund (the "Fund"). Amounts placed in the Fund were, at the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, used to repurchase Interests from existing Limited Partners. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests were paid to the Fund and were available to repurchase additional Interests. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. Upon the liquidation of the Partnership, the General Partner will return to the Partnership for distribution to Early Investors an amount not to exceed the 2.5% share originally allocated. As of December 31, 1998, there were 28,466 Interests and cash of $5,222,246 in the Early Investment Incentive Fund. All Limited Partners are Early Investors.

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

(b) The Seven Trails West Apartments loan matured in February 1996. The Partnership extended the loan until April 1996 to allow the borrower additional time to secure alternate financing. The loan was repaid in April 1996. The Partnership recognized a recovery of $2,478,000 upon the repayment of the loan. Nonaccrual loans and loans which have been restructured are referred to as impaired loans. There were no impaired loans at December 31, 1996. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $7,576,384.

6. Sale of Loan Receivable:

In December 1996, the Partnership sold The Glen Apartments which was a wrap-around mortgage loan for a sale price of $2,674,362. Prior to the sale, the note receivable balance was $5,253,261 which included $303,261 of accrued interest. The underlying mortgage loan was $2,498,088. From the proceeds of the sale the Partnership paid $107,806 in selling costs. The carrying value of the loan was $2,755,173. The Partnership did not recognize a gain or loss in connection with the sale of this loan. During 1996, the Partnership recognized a recovery of $341,382 and wrote off the previously established allowance for losses of $530,000.

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

8. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1998 is described in the table below:

                                1998        1997           1996
                             ---------  -----------   -----------
  Loans:
   Balance at beginning
    of year                      None    $2,102,000   $5,859,733
   Provision charged to
    income                       None          None      511,415
   Recovery of provision
    previously charged
    to income                    None   (2,102,000)   (2,819,382)
   Direct write-off
    of loans against
    allowance                    None          None   (1,449,766)
                             ---------  -----------    ----------
    Balance at the end of
     the year                    None          None   $2,102,000
                             =========  ===========   ===========

  Real Estate Held for Sale:
   Balance at beginning of
     year                        None   $2,711,056    $4,955,000
   Provision charged to
     income                      None         None       988,103
   Recovery of provision
    previously charged to
    income                       None         None      (853,437)
   Direct write-off
    of real estate
    held for sale
    against allowance            None   (2,711,056)   (2,378,610)
                             ---------  -----------   -----------
   Balance at the end of
     the year                    None         None    $2,711,056
                             =========  ===========   ===========

9. Management Agreement:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

10. Investment in Joint Ventures - Affiliates:

(a) The Partnership had classified the Whispering Hills Apartments first mortgage loan investment as an investment in joint venture - affiliate. This investment represented a joint venture between the Partnership and an affiliate. Profits and losses were allocated 25% to the Partnership and 75% to the affiliate. During June 1997, the joint venture sold the loan for $17,200,000. From the proceeds of the sale, the joint venture paid $750,000 to the borrower in accordance with an amendment to the modified loan agreement and $393,305 in selling costs. For financial statement purposes, the joint venture recognized a gain of $1,793,261. The Partnership's share was $1,130,640 which includes a recovery for losses of $631,500. This amount was included in the Partnership's participation in income of joint ventures with affiliates.

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

(b) The Partnership and three affiliates (together, the "Participants"), previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Participants received title to the property through foreclosure, and the Partnership owned a 21.74% joint venture interest in the property. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. The basis of the property was $6,786,740. For financial statement purposes, the joint venture recognized a gain of $2,934,185, of which $637,892 represented the Partnership's share. This amount was included in the Partnership's participation in income of joint ventures with affiliates. Pursuant to the sale agreement, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share of the funds was $108,701.

During 1997 and 1996 the Partnership received distributions from these joint ventures totaling $4,333,578 and $2,481,317, respectively, and made contributions of $22,759 in 1996.

11. Transactions with Affiliates:
Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                          ---------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ---------------   --------------   --------------
Mortgage servicing fees None None $10,927 None $54,285 $1,959 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting            $30,029 $19,379   47,251 $18,395   27,291  23,720
    Data processing         2,328     872    3,665   1,456    4,600    None
    Legal                  14,115   9,415   20,946  18,383   15,436  13,416
    Portfolio management   63,020  41,442   97,936  24,083  107,448  93,390
    Other                    None    None   18,095    None   20,819  18,095

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner (the Balcor Company) which received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $17,633 for 1996.

The General Partner made a contribution to the Partnership in 1997 of $183,043 in connection with the settlement of certain litigation as further discussed in
Note 14 of Notes to Financial Statements.

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

13. Other Income:
The Partnership recognized other income during 1997 primarily from insurance proceeds of $342,000 received in connection with fire damage incurred at the Huntington Meadows Apartments during February 1996 and a prior year's real estate tax refund of $172,053 for the Harbor Bay office building, which was sold in 1997.

14. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors-V, et al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $183,043 to the Partnership from which the plaintiffs' counsel received $18,304 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $164,739 ($0.38 per $500 Interest) to members of the class pursuant to the settlement. Of the settlement amount, $99,534 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $65,205 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $173,217 was the Partnership's share. The settlement had no material impact on the Partnership.

15. Contingency:

The Partnership is currently involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice which dismissal was affirmed by the Illinois Appellate Court. Plaintiffs have filed a further appeal to the Illinois Supreme Court. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.