Form 10-Q
period 1999-03-31
BALCOR PENSION INVESTORS V
filed 1999-05-12
CIK 732350

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                 1999           1998
                                            -------------- ---------------
Cash and cash equivalents                   $   2,378,600  $    2,413,870
Accrued interest receivable                         8,082           7,065
Prepaid expense                                     1,896
                                            -------------- ---------------
                                            $   2,388,578  $    2,420,935
                                            ============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                            $      19,961  $       35,254
Due to affiliates                                  73,781          71,108
                                            -------------- ---------------
     Total liabilities                             93,742         106,362
                                            -------------- ---------------
Commitments and contingencies

Limited Partners' capital (439,305
  Interests issued and outstanding)             2,309,971       2,329,708
General Partner's deficit                         (15,135)        (15,135)
                                            -------------- ---------------
     Total partners' capital                    2,294,836       2,314,573
                                            -------------- ---------------
                                            $   2,388,578  $    2,420,935
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                                 1999           1998
                                            -------------- ---------------
Income:
  Interest on short-term investments        $      30,344  $       40,240
                                            -------------- ---------------
    Total income                                   30,344          40,240
                                            -------------- ---------------
Expenses:
  Administrative                                   50,081         130,601
                                            -------------- ---------------
    Total expenses                                 50,081         130,601
                                            -------------- ---------------
Net loss                                    $     (19,737) $      (90,361)
                                            ============== ===============
Net loss allocated to General Partner                None            None
                                            ============== ===============
Net loss allocated to Limited Partners      $     (19,737) $      (90,361)
                                            ============== ===============
Net loss per Limited Partnership Interest
  (439,305 issued and outstanding)
  - Basic and Diluted                       $       (0.04) $        (0.21)
                                            ============== ===============
Distribution to General Partner                      None  $      138,137
                                            ============== ===============
Distribution to Limited Partners                     None  $    1,243,233
                                            ============== ===============
Distribution per Limited Partnership
  Interest                                           None  $         2.83
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                 1999           1998
                                            -------------- ---------------
Operating activities:
  Net loss                                  $     (19,737) $      (90,361)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Net change in:
      Accounts and accrued
        interest receivable                        (1,017)         22,127
      Prepaid expenses                             (1,896)         (3,106)
      Accounts payable                            (15,293)          4,718
      Due to affiliates                             2,673          11,305
                                            -------------- ---------------
  Net cash used in operating activities           (35,270)        (55,317)
                                            -------------- ---------------
Financing activities:
  Distribution to Limited Partners                             (1,243,233)
  Distribution to General Partner                                (138,137)
                                                           ---------------
  Cash used in financing activities                            (1,381,370)
                                                           ---------------
Net change in cash and cash equivalents           (35,270)     (1,436,687)
Cash and cash equivalents at beginning
  of period                                     2,413,870       4,034,425
                                            -------------- ---------------
Cash and cash equivalents at end of period  $   2,378,600  $    2,597,738
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1999 are:

                                        Paid        Payable
                                      ---------    ---------
   Reimbursement of expenses to
     the General Partner, at cost     $10,714      $73,781


4. Contingency:

The Partnership was involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties were named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The action has been dismissed with prejudice, which dismissal was affirmed by the Appellate Court of Illinois. Plaintiffs filed a further appeal to the Illinois Supreme Court. The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999.

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-V (the "Partnership") is a limited partnership formed in 1983 to invest in wrap-around mortgage loans, first mortgage loans and, to a lesser extent, junior mortgage loans. The Partnership raised $219,652,500 from sales of Limited Partnership Interests and utilized these proceeds to fund thirty-five loans. As of March 31, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted of administrative expenses which were partially offset by interest income earned on short-term investments. Primarily as a result of lower administrative expenses in 1999, the Partnership's net loss decreased during 1999 as compared to 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

As a result of lower interest rates and lower average cash balances due in part to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 when compared to 1998.

Primarily due to a decrease in accounting, portfolio management and investor processing fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $35,000 as of March 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise. See "Item
1. Legal Proceedings" for additional information.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1999, there were 28,466 Interests and cash of $5,222,246 in the Early Investment Incentive Fund.

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

                          BALCOR PENSION INVESTORS-V
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal filed by the plaintiffs in the Dee vs. Walton Street Capital Acquisition II, LLC case. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999. This case will be deleted from all future reports of the Partnership.


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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

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


Date: May 12, 1999
      ------------

[TEXT]